Form 10-Q
period 1995-10-31
DYNAMARK CORP
filed 1995-12-14
CIK 824846

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q
              Quarterly Report Under Section 13 or 15(d)
                of The Securities Exchange Act of 1934




For Quarter ended                              Commission file number
October 31, 1995                               33-18218-NY


                        DYNAMARK CORPORATION
        (Exact name of registrant as specified in its charter)


             Delaware                                  13-3376786
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


56 Dune Road, Atlantic Beach, New York                    11509
(Address of principal executive offices)           (Zip Code)



Registrant's telephone number, including area code      (516) 889-3630



                                 N/A
Former name, former address and former fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes   X       No

     Common Stock outstanding as of October 31, 1995:
       18,000,000, par value .0001 per share.

                 DYNAMARK CORPORATION AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)
                    QUARTERLY REPORT FORM 10-Q FOR
                THREE MONTHS ENDED OCTOBER 31, 1995 AND
            FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1986)
                       THROUGH OCTOBER 31, 1995



                           TABLE OF CONTENTS


                    PART I.  FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements:

                                                                Page

            Balance Sheets at October 31,
             1995 and July 31, 1995                              I-1

            Statements of Operations for the Three Months
             Ended October 31, 1995 and 1994 and for the
             Period From Inception (August 1, 1986)
             through October 31, 1995                            I-2

            Statements of Cash Flows for the Three Months
             Ended October 31, 1995 and 1994 and for the
             Period From Inception (August 1, 1986)
             through October 31, 1995                          I-3 - 5

            Notes to Financial Statements                      I-6 - 7


Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                         I-8

                      PART II.  OTHER INFORMATION


Signatures                                                      II-1

                  DYNAMARK CORPORATION AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED BALANCE SHEETS
             OCTOBER 31, 1995 (UNAUDITED) AND JULY 31, 1995



                                 ASSETS

                                                   October 31,  July 31,
                                                      1995        1995
                                                   (Unaudited)

Current assets:
  Cash                                               $ 69,579   $ 69,935
  Prepaid income taxes                                    430        450
                                                     --------   --------
          Total current assets                         70,009     70,385
                                                     --------   --------

Marketable equity securities - available for sale        -         3,125

Computer equipment - at cost, less
 accumulated depreciation of $13,556
 at October 31 and July 31, 1995                         -          -
                                                     --------   --------
                                                     $ 70,009   $ 73,510
                                                     ========   ========

                LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
  Accrued liabilities and total
   current liabilities                               $ 23,547   $ 16,882
                                                     --------   --------

Due to officer                                        149,461    147,961
                                                     --------   --------
Shareholders' deficiency:
  Preferred stock - par value $.0001:
    Authorized - 5,000,000 shares
    Issued and outstanding - none
  Common stock - par value $.0001:
    Authorized - 50,000,000 shares
    Issued and outstanding - 18,000,000 shares
     at October 31 and July 31, 1995                    1,800      1,800
  Additional paid-in capital                          556,751    556,751
  Deficit accumulated during
   the development stage                             (661,550)  (652,996)
                                                     --------   --------
                                                     (102,999)   (94,445)
  Unrealized gain to reflect marketable equity

   securities available for sale at market               -         3,112
                                                     --------   --------
                                                     (102,999)   (91,333)
                                                     --------   --------
                                                     $ 70,009   $ 73,510
                                                     ========   ========


The accompanying notes are an integral part of these financial statements.

                  DYNAMARK CORPORATION AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                                                Period
                                                                 from
                                                               inception
                                                              (August 1,
                                                                 1986)
                                        Three months ended      through
                                            October 31,         October
                                         1995        1994      31, 1995

Revenue:
  Interest income                     $      909  $      965  $  132,147
  Licensing revenue                          -           -         1,469
  Amortization of excess of fair
   value of investment over its
   book value at acquisition                 -           -       (17,500)
  Equity in operating
   losses of investee                                    -       (14,894)
  Loss on write-downs for
   impairment of investments                 (13)        -       (91,994)
                                      ----------  ----------  ----------

Total revenue                                896         965       9,228
                                      ----------  ----------  ----------

Expenses:
  Salaries:
    Officer                                  -           -       282,980
    Other                                    -           -        29,820
  Automobile rental and expenses             -           -        28,618
  Professional fees                        6,865      12,500     157,267
  Other, including rent expense
   incurred to officer and director
   of $1,500 in 1995 and 1994 and

   $55,500 for the period from
   inception to October 31, 1995           2,585       2,215     159,386
  Licensing agreement:
    Costs                                    -           -        11,238
    Loss on termination                      -           -         1,469
                                      ----------  ----------  ----------

Total expenses                             9,450      14,715     670,778
                                      ----------  ----------  ----------

Net loss during the
 development stage                    $   (8,554) $  (13,750) $ (661,550)
                                      ==========  ==========  ==========


Loss per common share                 $      -    $      -    $     (.04)
                                      ==========  ==========  ==========

Weighted average number               18,000,000  18,000,000  17,624,870
                                      ==========  ==========  ==========


The accompanying notes are an integral part of these financial statements.

                  DYNAMARK CORPORATION AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                Period
                                                                 from
                                                               inception
                                                              (August 1,
                                                                 1986)
                                          Three months ended    through
                                              October 31,       October
                                            1995      1994     31, 1995

Operating activities:
  Net loss                               $(8,554)   $(13,750)  $(661,550)
  Adjustments to reconcile net loss
  to net cash provided (required)
  by operating activities:
    Amortization of excess of fair
     value of investment over its
     book value at acquisition               -           -        17,500
    Equity in operating
     losses of investee                      -           -        14,894
    Loss on write-downs for

     impairment of investments                13         -        91,994
    Depreciation and amortization            -            43      22,155
    Payment of deferred lease costs          -           -        (7,200)
    Payment of deposits                      -           -          (797)
    Reduction in deposits                    -           -           797
    Changes in operating
    assets and liabilities:
      Increase in accrued
       interest receivable                   -           -       (24,375)
      (Increase) decrease in
       prepaid income taxes                   20         -          (430)
      Increase in accrued liabilities      6,665      13,100      23,547
      Increase in due to officer           1,500       1,500     149,461
      Other business taxes paid
       by affiliate on behalf
       of the Company                        -           -           549
                                         -------    --------   ---------
          Net cash provided (required)
           by operating activities          (356)        893    (373,455)
                                         -------    --------   ---------

Investing activities:
  Purchase of investments
   and related advances                      -           -      (225,013)
  Proceeds of repayment of advances
   related to investments                    -           -       125,000
  Acquisition of computer equipment          -           -       (13,556)
                                         -------    --------   ---------
          Net cash required by
           investing activities              -           -      (113,569)
                                         -------    --------   ---------
          Subtotal (carried forward)        (356)        893    (487,024)


The accompanying notes are an integral part of these financial statements.

                  DYNAMARK CORPORATION AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)




                                                                Period
                                                                 from
                                                               inception
                                                              (August 1,

                                                                 1986)
                                          Three months ended    through
                                              October 31,       October
                                            1995     1994      31, 1995


          Subtotal (brought forward)     $  (356)  $   893    $(487,024)
                                         -------   -------    ---------
Financing activities:
  Proceeds of sale of common stock
   pursuant to public offering                -         -       576,030
  Payments of notes payable - affiliate       -         -       (19,427)
                                         -------   -------    ---------
          Net cash provided by
           financing activities               -         -       556,603
                                         -------   -------    ---------
Net increase (decrease) in cash
 and cash equivalents                       (356)      893       69,579

Cash - beginning                          69,935    98,729          -
                                         -------   -------    ---------
Cash - end                               $69,579   $99,622    $  69,579
                                         =======   =======    =========

Cash paid (received) during
the periods for:

  Income taxes                           $   384   $   -      $   5,893
                                         =======   =======    =========
  Interest                               $  (909)  $  (965)   $(107,772)
                                         =======   =======    =========






The accompanying notes are an integral part of these financial statements.

                 DYNAMARK CORPORATION AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994
                   AND FOR THE PERIOD FROM INCEPTION
                 (AUGUST 1, 1986) TO OCTOBER 31, 1995
                              (UNAUDITED)







Supplementary disclosures of noncash
investing and financing activities:

  o  Deferred registration costs,
     organization costs, notes
     payable - affiliate and
     shareholders' equity:

          During the period from inception (August 1, 1986) to July 31, 1987, the Company incurred deferred registration costs of $10,000 in connection with its then anticipated initial public offering. These costs were paid for by the Company's affiliate on behalf of the Company. During the aforementioned period, the affiliate also paid $90 of the other business taxes on behalf of the Company. In consideration for the above described disburse-ments of $10,090, the Company issued its noninterest bearing note payable of $9,990 to this affiliate, plus 1,000,000 shares of its $.0001 common stock for $100.

          During the year ended July 31, 1988, the Company's affiliate paid an additional $9,437 on behalf of the Company, consisting of $459 of other business taxes and $8,978 of stock registration costs, for which the Company issued an interest bearing note payable to this affiliate.

          During the period from inception (August 1, 1986) to July 31, 1987, the Company issued 14,000,000 shares of its $.0001 common stock for $1,400, representing organization costs paid by the person to whom the shares were issued.

The accompanying notes are an integral part of these financial statements.

                 DYNAMARK CORPORATION AND SUBSIDIARIES

                     (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       OCTOBER 31, 1995 AND 1994
                              (UNAUDITED)



Note A:  General:

              The financial statements contained within are unaudited but reflect all adjustments which, in the opinion of the Company, are necessary to fairly present the financial posi-tion of the Company as of October 31, 1995, and its results of operations and cash flows for the three month periods ended October 31, 1995 and 1994 and from inception (August 1,
         1986) through October 31, 1995.


Note B:  Loss per share:

              Loss per common share is computed as if all shares issued during a year had been outstanding as of the beginning of that year. Stock options and warrants have not been included in the calculation since inclusion of such shares would be anti-dilutive.


Note C:  Results of operations:

              The Company has been in the development stage since its inception on August 1, 1986. The Company and its subsidi-aries have not generated operating revenues as of October 31, 1995 and no assurance can be given that they will generate revenues and earnings in the future.


Note D:  Employment of consultant:

              During the month of October 1991, the Company entered into an agreement with an entity to render consulting services to the Company in identifying equity or debt financing and/or potential merger candidates. Under the agreement, the Company paid a $5,000 nonrefundable fee to that entity, which has been included within professional fees during the three months ended October 31, 1991. Pursuant to the agreement terms, the Company will be obligated to pay an additional $5,000 upon identification of a potential source of financing or a merger/acquisition candidate for the Compa-ny. The Company is also obligated to make an additional $15,000 payment upon the successful closing (signed letter of intent) of either a financing agreement or merger/acquisition for the Company. In addition, the agreement also provides that the consulting entity will receive shares of Dynamark Corporation, which will be restricted pursuant to Rule 144 of the Securities and Exchange Commission.  The agreement

                 DYNAMARK CORPORATION AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       OCTOBER 31, 1995 AND 1994
                              (UNAUDITED)



Note D:  Employment of
         consultant: (continued)

         specifies that it will terminate upon successful identifica-tion of financing or a merger/acquisition or at such time as it is terminated by one of the parties.

              As of October 31, 1995, there are no currently pending financings or merger/acquisitions subject to this agreement.


Note E:  Liquidity and
         capital resources:

              There have been no material changes in the Company's financial position, liquidity or capital resources since July 31, 1995 other than the effect of incurring normal company operating expenses discussed in Note C.


Note F:  Impairment of investment in
         marketable equity securities -
         available for sale:

              Due to the filing of bankruptcy of the investee, a loss on write down for impairment of the Company's investment in marketable securities has been recorded in the amount of $13. Coincident to the aforementioned write-off, the Company has also reflected a reversal of an unrealized gain previously recorded to reflect those marketable equity securities avail-able for sale at market of $3,112, as follows:

                   Unrealized gain to reflect marketable
                    equity securities available for sale
                    at market at July 31, 1995                 $3,112

                   Less: Reversal of the aforementioned
                         unrealized gain during the

                         quarter ended October 31, 1995
                         resulting from impairment of
                         the investment                        3,112
                                                               -----
                   Unrealized gain to reflect marketable
                    equity securities available for sale
                    at market at October 31, 1995              $  -
                                                               =====

                DYNAMARK CORPORATION AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       OCTOBER 31, 1995 AND 1994
                              (UNAUDITED)



Item 2.  Management's discussion and
         analysis of financial conditions
         and results of operations:

           o  Results of operations:

                   The Company had a net loss of $8,554 for the three
              months ended October 31, 1995 compared to $13,750 for the three months ended October 31, 1994, principally due to less professional fees being incurred during the current period.

           o  Financial condition:

                   The Company had a shareholders' deficiency of
              $102,999 at October 31, 1995 compared to $91,333 at July 31, 1995, its most recent year-end. The increase in shareholders' deficiency is due to the net loss sustained from operations during the three months ended October 31, 1995 of $8,554 and the reversal of unreal-ized gain to reflect available for sale marketable equity securities at market of $3,112 for an investment written off as impaired during the current period.

                DYNAMARK CORPORATION AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)
                    QUARTER ENDED OCTOBER 31, 1995




                              SIGNATURES
                              ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




DATE:                                   DYNAMARK CORPORATION


                                        By:
-------------------------                  -----------------------------
                                           ALLAN ROTHSTEIN
                                           President and Director