Form 10-Q
period 1996-01-31
DYNAMARK CORP
filed 1996-03-15
CIK 824846

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q
              Quarterly Report Under Section 13 or 15(d)
                of The Securities Exchange Act of 1934


For Quarter ended                              Commission file number
January 31, 1996                               33-18218-NY


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


     Common Stock outstanding as of January 31, 1996:
            18,000,000, par value .0001 per share.

                 DYNAMARK CORPORATION AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)
                    QUARTERLY REPORT FORM 10-Q FOR
            THREE AND SIX MONTHS ENDED JANUARY 31, 1996 AND
            FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1986)
                       THROUGH JANUARY 31, 1996



                           TABLE OF CONTENTS


                    PART I.  FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements:

                                                                 Page
                                                                 ----
            Balance Sheets at January 31,
             1996 and July 31, 1995                               I-1

            Statements of Operations for the
             Three and Six Months Ended January
             31, 1996 and 1995 and for the
             Period From Inception (August 1,
             1986) Through January 31, 1996                       I-2

            Statements of Cash Flows for the
             Three and Six Months Ended January
             31, 1996 and 1995 and for the
             Period From Inception (August 1,
             1986) Through January 31, 1996                     I-3 - 4

            Notes to Financial Statements                       I-5 - 6


Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                           I-7


                      PART II.  OTHER INFORMATION


Signatures                                                        II-1

                  DYNAMARK CORPORATION AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED BALANCE SHEETS
              JANUARY 31, 1996 (UNAUDITED) AND JULY 31, 1995



                                  ASSETS

                                                   January 31,    July 31,
                                                      1996          1995
                                                   -----------   ---------
                                                   (Unaudited)

Current assets:
  Cash                                               $ 60,704    $ 69,935
  Prepaid income taxes                                    430         450
                                                     --------    --------
          Total current assets                         61,134      70,385

Marketable equity securities available for sale           -         3,125

Computer equipment - at cost, less
 accumulated depreciation of $13,556
 at January 31, 1996 and July 31, 1995                    -           -
                                                     --------    --------
                                                     $ 61,134    $ 73,510
                                                     ========    ========


                 LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
  Accrued liabilities and total
   current liabilities                               $ 13,762    $ 16,882
                                                     --------    --------

Due to officer                                        150,961     147,961
                                                     --------    --------
Shareholders' deficiency:
  Preferred stock - par value $.0001:
    Authorized - 5,000,000 shares
    Issued and outstanding - none
  Common stock - par value $.0001:
    Authorized - 50,000,000 shares
    Issued and outstanding - 18,000,000 shares
     at January 31, 1996 and July 31, 1995              1,800       1,800
  Additional paid-in capital                          556,751     556,751
  Deficit accumulated during
   the development stage                             (662,140)   (652,996)
                                                     --------    --------
                                                     (103,589)    (94,445)
  Unrealized gain to reflect marketable equity
   securities available for sale at market                -         3,112
                                                     --------    --------
                                                     (103,589)    (91,333)
                                                     --------    --------
                                                     $ 61,134    $ 73,510
                                                     ========    ========


The accompanying notes are an integral part of these financial statements.

                 DYNAMARK CORPORATION AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                         Three months ended          Six months ended            Period from
                                             January 31,                January 31,           inception (August
                                     -------------------------   ------------------------     1, 1986) through
                                         1996         1995           1996         1995        January 31, 1996
                                         ----         ----           ----         ----        ----------------
Revenue:
  Interest income                    $       903   $       983   $     1,812   $     1,948       $   133,050
  Licensing revenue                          -             -             -             -               1,469
  Amortization of excess of fair
   value of investment over its
   book value at acquisition                 -             -             -             -             (17,500)
  Equity in operating losses
   of investee                               -             -             -             -             (14,894)
  Loss on write-down for
   impairment of investment                  -             -             (13)          -             (91,994)
                                     -----------   -----------   -----------   -----------       -----------
Total revenue                                903           983         1,799         1,948            10,131
                                     -----------   -----------   -----------   -----------       -----------
Expenses:
  Salaries:
    Officer                                  -             -             -             -             282,980
    Other                                    -             -             -             -              29,820
  Automobile rental and expenses             -             -             -             -              28,618
  Professional fees                          -           3,950         6,865        16,450           157,267
  Other, including rent expense
   incurred to officer and director
   of $1,500 for the three months
   ended January 31, 1996 and 1995,
   $3,000 for the six months ended
   January 31, 1996 and 1995 and
   $57,000 for the period from
   inception to January 31, 1996           1,493         2,193         4,078         4,408           160,879
  Licensing agreement:
    Costs                                    -             -             -             -              11,238
    Loss on termination                      -             -             -             -               1,469
                                     -----------   -----------   -----------   -----------       -----------
Total expenses                             1,493         6,143        10,943        20,858           672,271
                                     -----------   -----------   -----------   -----------       -----------
Net loss during the
  development stage                  $      (590)  $    (5,160)  $    (9,144)  $   (18,910)       $ (662,140)
                                     ===========   ===========   ===========   ===========       ===========
Loss per common share                $      -      $       -     $       -     $       -         $      (.04)
                                     ===========   ===========   ===========   ===========       ===========

Weighted average number
  of shares                           18,000,000    18,000,000    18,000,000    18,000,000        17,634,742
                                     ===========   ===========   ===========   ===========       ===========


The accompanying notes are an integral part of these financial statements.

                     DYNAMARK CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                         Three months ended          Six months ended            Period from
                                             January 31,                January 31,           inception (August
                                     -------------------------   ------------------------     1, 1986) through
                                         1996         1995           1996         1995        January 31, 1996
                                         ----         ----           ----         ----        ----------------
Operating activities:
  Net loss                           $      (590)  $    (5,160)  $    (9,144)  $   (18,910)      $  (662,140)
  Adjustments to reconcile net loss
  to net cash provided (required)
  by operating activities:
    Amortization of excess of fair
      value of investment over its
      book value at acquisition               -            -              -            -              17,500
    Equity in operating losses of
      investee                                -            -              -            -              14,894
    Loss on write-down for
      impairment of investment                -            -              -            -              91,994
    Depreciation and amortization             -             43            13            86            22,155
    Payment of deferred lease costs           -            -              -            -              (7,200)
    Payment of deposits                       -            -              -            -                (797)
    Reduction in deposits                     -            -              -            -                 797
    Changes in operating assets and
      liabilities:
      Increase in accrued interest
        receivable                            -            -              -            -             (24,375)
      Increase in prepaid income
        taxes                                 -            -              20           -                (430)
      Increase (decrease) in
        accrued liabilities               (9,785)      (20,149)       (3,120)       (7,049)           13,762
      Increase in due to officer           1,500         1,500         3,000         3,000           150,961
      Other business taxes paid by
        affiliate on behalf of the
        Company                               -            -              -            -                 549
                                     -----------   -----------   -----------   -----------       -----------
          Net cash required by
            operating activities          (8,875)      (23,766)       (9,231)      (22,873)         (382,330)
                                     -----------   -----------   -----------   -----------       -----------

Investing activities:
  Purchase of investments and
    related advances                          -            -              -            -            (225,013)
  Proceeds of repayment of advances
    related to investments                    -            -              -            -             125,000
  Acquisition of computer equipment           -            -              -            -             (13,556)
                                     -----------   -----------   -----------   -----------       -----------
          Net cash required by
            investing activities              -            -              -            -            (113,569)
                                     -----------   -----------   -----------   -----------       -----------
Financing activities:
  Proceeds of sale of common stock
    pursuant to public offering               -            -              -            -             576,030
  Payments of notes payable -
    affiliate                                 -            -              -            -             (19,427)
                                     -----------   -----------   -----------   -----------       -----------
          Net cash provided by
            financing activities              -            -              -            -             556,603
                                     -----------   -----------   -----------   -----------       -----------
Net increase (decrease) in cash and
  cash equivalents                        (8,875)      (23,766)       (9,231)      (22,873)           60,704

Cash - beginning                          69,579        99,622        69,935        98,729               -
                                     -----------   -----------   -----------   -----------       -----------
Cash - end                           $    60,704   $    75,856   $    60,704   $    75,856       $    60,704
                                     ===========   ===========   ===========   ===========       ===========
Cash paid (received) during the
  periods for:
  Income taxes                       $      -      $       -     $       384   $       -         $     5,893
                                     ===========   ===========   ===========   ===========       ===========
  Interest                           $      (903)  $      (983)  $    (1,812)  $    (1,948)      $  (108,675)
                                     ===========   ===========   ===========   ===========       ===========


The accompanying notes are an integral part of these financial statements.

                 DYNAMARK CORPORATION AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE AND SIX MONTHS ENDED JANUARY 31,
                 1996 AND 1995 AND FOR THE PERIOD FROM
            INCEPTION (AUGUST 1, 1986) TO JANUARY 31, 1996
                              (UNAUDITED)



Supplementary disclosures of noncash
investing and financing activities:

  o  Deferred registration costs,
     organization costs, notes
     payable - affiliate and
     shareholders' equity:

          During the period from inception (August 1, 1986) to July 31, 1987, the Company incurred deferred registration costs of $10,000 in connection with its then anticipated initial public offering. These costs were paid for by the Company's affiliate on behalf of the Company. During the aforementioned period, the affiliate also paid $90 of other business taxes on behalf of the Company. In consideration for the above described disbursements of $10,090, the Company issued its noninterest bearing note payable of $9,990 to this affiliate, plus 1,000,000 shares of its $.0001 common stock for $100.

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

                 DYNAMARK CORPORATION AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 1996 AND 1995
                              (UNAUDITED)



Note A:  General:

              The financial statements contained within are unaudited but reflect all adjustments which, in the opinion of the Company, are necessary to fairly present the financial posi-tion of the Company as of January 31, 1996, and its results of operations and cash flows for the three and six month periods ended January 31, 1996 and 1995 and from inception (August 1, 1986) through January 31, 1996.


Note B:  Loss per share:

              Loss per common share is computed as if all shares issued during a year had been outstanding as of the beginning of that year. Stock options and warrants have not been included in the calculation since inclusion of such shares would be anti-dilutive.


Note C:  Results of operations:

              The Company has been in the development stage since its inception on August 1, 1986. The Company and its subsidi-aries have not generated operating revenues as of January 31, 1996 and no assurance can be given that they will generate revenues and earnings in the future.


Note D:  Employment of consultant:

              During the month of October 1991, the Company entered into an agreement with an entity to render consulting services to the Company in identifying equity or debt financing and/or potential merger candidates. Under the agreement, the Company paid a $5,000 nonrefundable fee to that entity, which has been included within professional fees during the three months ended October 31, 1991. Pursuant to the agreement terms, the Company will be obligated to pay an additional $5,000 upon identification of a potential source of financing or a merger/acquisition candidate for the Company. The Company is also obligated to make an additional $15,000 payment upon the successful closing (signed letter of intent) of either a financing agreement or merger/acquisition for the Company. In addition, the agreement also provides that the consulting entity will receive shares of Dynamark Corporation, which will be restricted pursuant to Rule 144 of the Securities and Exchange Commission. The agreement

                 DYNAMARK CORPORATION AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 1996 AND 1995
                              (UNAUDITED)



Note D:  Employment of
         consultant: (continued)

         specifies that it will terminate upon successful identifica-tion of financing or a merger/acquisition or at such time as it is terminated by one of the parties.

              As of January 31, 1996, there are no currently pending financings or merger/acquisitions subject to this agreement.


Note E:  Liquidity and
         capital resources:

              There have been no material changes in the Company's financial position, liquidity or capital resources since July 31, 1995 other than the effect of incurring normal company operating expenses discussed in Note C.


Note F:  Impairment of investment in
         marketable equity securities -
         available for sale:

              Due to the filing of bankruptcy of the investee, a loss on write down for impairment of the Company's investment in marketable equity securities has been recorded in the amount of $13. Coincident to the aforementioned write-off, the Company has also reflected a reversal of an unrealized gain previously recorded to reflect those marketable equity secur-ities available for sale at market of $3,112, as follows:



                   Unrealized gain to reflect marketable
                    equity securities available for sale
                    at market at July 31, 1995                         $3,112

                   Less: Reversal of the aforementioned
                          unrealized gain during the
                          quarter ended October 31, 1995
                          resulting from impairment of
                          the investment                                3,112
                                                                       ------
                   Unrealized gain to reflect marketable
                    equity securities available for sale
                    at market at January 31, 1996                      $  -
                                                                       ======

                 DYNAMARK CORPORATION AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 1996 AND 1995
                              (UNAUDITED)



Item 2.  Management's discussion and
         analysis of financial conditions
         and results of operations:

           o  Results of operations:

                   The Company had a net loss of $590 for the three
              months ended January 31, 1996 compared to $5,160 for the three months ended January 31, 1995, principally due to less professional fees being incurred during the current period.


           o  Financial condition:

                   The Company had a shareholders' deficiency of
              $103,589 at January 31, 1996 compared to $91,333 at July 31, 1995, its most recent year-end. The increase in shareholders' deficiency is due to the net loss sustained from operations during the six months ended January 31, 1996 of $9,144 and the reversal of unreal-ized gain to reflect available for sale marketable equity securities at market of $3,112 for an investment written off as impaired during the current period.

                 DYNAMARK CORPORATION AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)
                    QUARTER ENDED JANUARY 31, 1996




                              SIGNATURES
                              ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




DATE:                                   DYNAMARK CORPORATION



                                        By: /s/ Allan Rothstein
-------------------------                  -----------------------------
                                           ALLAN ROTHSTEIN
                                           President and Director