Form 10-Q
period 1996-04-30
DYNAMARK CORP
filed 1996-06-14
CIK 824846

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                  Quarterly Report Under Section 13 or 15(d)
                    of The Securities Exchange Act of 1934


For Quarter ended                               Commission file number
 April 30, 1996                                      33-18218-NY


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes   X       No ___


                Common Stock outstanding as of April 30, 1996:
                    18,000,000, par value .0001 per share.

                 DYNAMARK CORPORATION AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)
                     QUARTERLY REPORT FORM 10-Q FOR
               THREE AND NINE MONTHS ENDED APRIL 30, 1996
                      AND 1995 AND FOR THE PERIOD
                    FROM INCEPTION (AUGUST 1, 1986)
                         THROUGH APRIL 30, 1996


                           TABLE OF CONTENTS


                     PART I. FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements:
                                                                  Page
                                                                  ----
          Balance Sheet at April 30,
           1996 and July 31, 1995                                  I-1

          Statement of Operations for the Three
           and Nine Months Ended April 30, 1996
           and 1995 and for the Period From
           Inception (August 1, 1986) Through
           April 30, 1996                                          I-2

          Statement of Cash flows for the Three
           and Nine Months Ended April 30, 1996
           and 1995 and for the Period From
           Inception (August 1, 1986) through
           April 30, 1996                                        I-3 - 4

          Notes to Financial Statements                          I-5 - 6


Item 2. Management's Discussion and analysis
         of Financial Condition and Results
         of Operations                                             I-7


                       PART II. OTHER INFORMATION


Signatures                                                        II-1

                   DYNAMARK CORPORATION AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED BALANCE SHEETS
                APRIL 30, 1996 (UNAUDITED) AND JULY 31, 1995

                                   ASSETS

                                                     April 30,     July 31,
                                                       1996          1995
                                                       ----          ----
                                                   (Unaudited)

Current assets:
  Cash                                               $ 61,066      $ 69,935
Prepaid income taxes                                      430           450
                                                     --------      --------
         Total current assets                          61,496        70,385

Marketable equity securities available for sale           -           3,125

Computer equipment - at cost, less
 accumulated depreciation of $13,556
 at April 30, 1996 and July 31, 1995                      -             -
                                                     --------      --------
                                                     $ 61,496      $ 73,510
                                                     ========      ========
                  LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accrued liabilities and total
 current liabilities                                 $ 17,177      $ 16,882
                                                     --------      --------
Due to officer                                        152,461       147,961
                                                     --------      --------
Shareholders' deficiency:
Preferred stock - par value $.0001:
   Authorized - 5,000,000 shares
   Issued and outstanding - none
Common stock - par value $.0001:
   Authorized - 50,000,000 shares
   Issued and outstanding - 18,000,000 shares
    at April 30, 1996 and July 31, 1995                 1,800         1,800
Additional paid-in capital                            556,751       556,751
Deficit accumulated during
 the development stage                               (666,693)     (652,996)
                                                     --------      --------
                                                     (108,142)      (94,445)
Unrealized gain to reflect marketable equity
 securities available for sale at market                  -           3,112
                                                     --------      --------
                                                     (108,142)      (91,333)
                                                     --------      --------


                                                     $ 61,496      $ 73,510
                                                     ========      ========
The accompanying notes are an integral part of these financial statements.

                  DYNAMARK CORPORATION AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                                                                                                     Period from
                                                              Three months ended          Nine months ended       inception (August
                                                                    April 30,                  April 30,          1, 1986) through
                                                                1996        1995           1996        1995        April 30, 1996
                                                                ----        ----           ----        ----        --------------
Revenue:
Interest income                                            $      690  $      908     $    2,502  $    2,856         $  133,740
Licensing revenue                                                 -           -              -           -                1,469
Amortization of excess of fair value of investment
 over its book value at acquisition                               -           -              -           -             (17,500)
Equity in operating losses of investee                            -           -              -           -             (14,894)
Loss on write down for impairment of investment                   -           -             (13)         -             (91,994)
                                                           ----------  ----------     ----------  ----------         ----------
Total revenue                                                     690         908          2,489       2,856             10,821
                                                           ----------  ----------     ----------  ----------         ----------
Expenses:
Salaries:
   Officer                                                        -           -              -           -              282,980
   Other                                                          -           -              -           -               29,820
Automobile rental and expenses                                    -           -              -           -               28,618
Professional fees                                               2,134       5,389          8,999      21,839            159,401
Other, including rent expense incurred to officer   and
 director of $1,500 for the three months ended April 30,
 1996 and 1995 , $4,500 for the nine months
 ended April 30, 1996 and 1995  and $57,000
 for the period from inception to April 30, 1995                3,109       2,691          7,187       7,099            163,988
Licensing agreement:
  Costs                                                           -           -              -           -               11,238
  Loss on termination                                             -           -              -           -                1,469
                                                           ----------  ----------     ----------  ----------         ----------
Total expenses                                                  5,243       8,080         16,186      28,938            677,514
                                                           ----------  ----------     ----------  ----------         ----------
Net loss during the development stage                      $   (4,553) $   (7,172)    $  (13,697) $  (26,082)        $ (666,693)
                                                           ==========  ==========     ==========  ==========         ==========

Loss per common share                                      $      -    $      -       $      -    $      -           $     (.04)
                                                           ==========  ==========     ==========  ==========         ==========

Weighted average number of shares outstanding              18,000,000  18,000,000     18,000,000  18,000,000         17,644,108
                                                           ==========  ==========     ==========  ==========         ==========

  The accompanying notes are an integral part of these financial statements.

                  DYNAMARK CORPORATION AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                                                                      Period from
                                                                Three months ended           Nine months ended     inception (August
                                                                     April 30,                    April 30,        1, 1986) through
                                                                 1996        1995             1996        1995       April 30, 1996
                                                                 ----        ----             ----        ----       --------------
Operating activities:
Net loss                                                      $ (4,553)    $(7,172)        $(13,697)   $(26,082)        $(666,693)
Adjustments to reconcile net loss to net
cash required by operating activities:
   Amortization of excess of fair value of investment
    over its book value at acquisition                             -           -                -           -              17,500
   Equity in operating losses of investee                          -           -                -           -              14,894
   Loss on write down for impairment of investment                 -           -                -           -              91,994
   Depreciation and amortization                                   -            43               13         129            22,155
   Payment of deferred lease costs                                 -           -                -           -              (7,200)
   Payment of deposits                                             -           -                -           -                 797
   Reduction in deposits                                           -           -                -           -                (797)
   Changes in operating assets and liabilities:
     Increase in accrued interest receivable                       -           -                -           -             (24,375)
     (Increase) decrease in prepaid income taxes                   -            10               20          10              (430)
     Increase (decrease) in accrued liabilities                  3,415       3,766              295      (3,283)           17,177
     Increase in due to officer                                  1,500       1,500            4,500       4,500           152,461
     Other business taxes paid by affiliate on behalf
      of the Company                                               -           -                -           -                 549
         Net cash required by operating activities                 362      (1,853)          (8,869)    (24,726)         (381,968)
                                                               -------     -------         --------    --------         ---------
Investing activities:
Purchase of investments and related advances                       -           -                -           -            (225,013)
Proceeds of repayment of advances related to investments           -           -                -           -             125,000
Acquisition of computer equipment                                  -           -                -           -             (13,556)
                                                               -------     -------         --------    --------         ---------
         Net cash required by investing activities                 -           -                -           -            (113,569)
                                                               -------     -------         --------    --------         ---------
Financing activities:
Proceeds of sale of common stock pursuant to public offering       -           -                -           -             576,030
Payments of notes payable - affiliate                              -           -                -           -             (19,427)
                                                               -------     -------         --------    --------         ---------
         Net cash provided by financing activities                 -           -                -           -             556,603
                                                               -------     -------         --------    --------         ---------
Net increase (decrease) in cash and cash equivalents               362      (1,853)          (8,869)    (24,726)           61,066

Cash - beginning                                                60,704      75,856           69,935      98,729               -
                                                               -------     -------         --------    --------         ---------
Cash - end                                                     $61,066     $74,003         $ 61,066    $ 74,003         $  61,066
                                                               =======     =======         ========    ========         =========


Cash paid (received) during the periods for:
  Income taxes                                                 $   -       $   411         $    384    $    411         $   5,893
                                                               =======     =======         ========    ========         =========
Interest                                                       $  (690)    $  (908)        $ (2,502)   $ (2,856)        $ 109,365
                                                               =======     =======         ========    ========         =========

  The accompanying notes are an integral part of these financial statements.

                     DYNAMARK CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS AND NINE MONTHS ENDED APRIL 30,
                     1996 AND 1995 AND FOR THE PERIOD FROM
                 INCEPTION (AUGUST 1, 1986) TO APRIL 30, 1996
                                  (UNAUDITED)


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

                     DYNAMARK CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            APRIL 30, 1996 AND 1995
                                  (UNAUDITED)



Note A: General:

          The financial statements contained within are unaudited but reflect all adjustments which, in the opinion of the Company, are necessary to fairly present the financial position of the Company as of April 30, 1996, and its results of operations and cash flows for the three and nine month periods ended April 30, 1996 and 1995 and from inception (August 1, 1986) through April 30, 1996.


Note B: Loss per share:

          Loss per common share is computed as if all shares issued during a year had been outstanding as of the beginning of that year. Stock options and warrants have not been included in the calculation since inclusion of such shares would be anti-dilutive.


Note C: Results of operations:

          The Company has been in the development stage since its inception on August 1, 1986. The Company and its subsidiaries have not generated operating revenues as of April 30, 1996 and no assurance can be given that they will generate revenues and earnings in the future.


Note D: Employment of consultant:

          During the month of October 1991, the Company entered into an agreement with an entity who is to assist the Company in identifying equity or debt financing and/or potential merger candidates. Under the agreement, the Company paid a $5,000 nonrefundable fee to that entity, which has been included within professional fees during the three months ended October 31, 1991. Pursuant to the agreement terms, the Company will be obligated to pay an additional $5,000 upon identification of a potential source of financing or a merger/acquisition for the Company. The Company is also obligated to make an additional $15,000 payment upon the successful closing (signed letter of intent) of either a financing agreement or merger/acquisition for the Company. In addition, the agreement also provides that the entity will receive shares of Dynamark Corporation, which will be
        restricted pursuant to Rule 144 of the Securities and Exchange Commission. The agreement specifies that it will

                 DYNAMARK CORPORATION AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        APRIL 30, 1996 AND 1995
                              (UNAUDITED)



Note D: Employment of
        consultant: (continued)

        terminate upon successful identification of financing or a merger/acquisition or at such time as it is terminated by one of the parties.

          As of April 30, 1996, there are no currently pending financings or merger/acquisitions subject to this agreement.


Note E: Liquidity and
        capital resources:

          There have been no material changes in the Company's financial position, liquidity or capital resources since July 31, 1995, other than the effect of incurring normal Company operating expenses, as discussed in Note C.


Note F: Impairment of investment in
        marketable equity securities -
        available for sale:

          Due to the filing of bankruptcy of the investee, a loss on write down for impairment of the Company's investment in marketable equity securities has been recorded in the amount of $13. Coincident to the aforementioned write-off, the Company has also reflected a reversal of an unrealized gain previously recorded to reflect those marketable equity securities available for sale at market of $3,112, as follows:

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
                                                                ------
                  Unrealized gain to reflect marketable
                   equity securities available for sale
                   at market at April 30, 1996                  $  -
                                                                ======

                     DYNAMARK CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            APRIL 30, 1996 AND 1995
                                  (UNAUDITED)

Item 2. Management's discussion
        and analysis of financial
        conditions and results
        of operations:

         o   Results of operations:

               The Company had a net loss of $4,553 for the three
             months ended April 30, 1996 compared to $7,172 for the three months ended April 30, 1995, principally due to less professional fees being incurred during the current period.

         o   Financial condition:

               The Company had shareholders' deficiency of $108,142 at
             April 30, 1996 compared to $91,333 at July 31, 1995, its most recent year-end. The increase in shareholders' deficiency is due to the net loss sustained from operations during the nine months ended April 30, 1996 of $13,697 and the reversal of an unrealized gain to reflect available for sale marketable equity securities at market of $3,112.

               The Company's principal asset at April 30, 1996 and at
             its prior year ended July 31, 1995 continues to be cash. Changes in the Company's cash balance are principally related to payment of operating expenses, primarily professional fees.

               The Company is expected to remain in the development
             stage for the foreseeable future. As such, the Company is likely to only incur professional fees and miscellaneous expenses in the future.

                     DYNAMARK CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                         QUARTER ENDED APRIL 30, 1996


                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




DATE:                                        DYNAMARK CORPORATION

June 14, 1996                                By: /s/ Allan Rothstein
- --------------------------                       ------------------------------
                                                 ALLAN ROTHSTEIN
                                                 President and Director