Form 10-K405
period 1996-07-31
DYNAMARK CORP
filed 1996-10-25
CIK 824846

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -----------------------
                                   FORM 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934

For the fiscal year ended July 31, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934

For the transition period from __________________ to _________________

Commission File Number 33-18218-NY
                       -----------

                              DYNAMARK CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           13-3376786
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

56 Dune Road, Atlantic Beach, New York                          11509
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (516) 889-3690

Securities registered pursuant to Section 12(b) of the Act:


                                          Name of each exchange
Title of each class                        on which registered
-------------------                       ---------------------
         None                                 Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               ----------------
                               (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes  X   No
                                                     -----   -----

                  The voting stock of Dynamark Corporation (consisting of Common Stock, $.0001 par value) is traded in the over-the-counter market. However, no trades have been reported by the National Quotation Bureau, Inc. and any limited trading may not be reflective of the market value for the Company's voting stock held by non-affiliates. There were 18,000,000 shares of Common Stock of the Registrant outstanding on October 18, 1996, of which approximately 3,500,000 were held by non-affiliates.

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                  Certain exhibits listed in Item 14 of Part IV have been incorporated by reference. The index to exhibits appears on page 14.

                                     PART I

Item 1.  Business

General

     Dynamark Corporation (hereinafter referred to as "the Company") was organized under the laws of the State of Delaware on August 1, 1986, under the name of Crack Rehabilitation, Inc. for the purpose of owning and operating drug rehabilitation centers. In August 1987 the Company changed its name to Dynamark Corporation after management elected to shift its business purpose to that of offering product, marketing, business and real estate development, and financial consulting services, as well as to that of acquiring an operating business or businesses.

     The Company completed a public offering of its securities in August
1988, receiving net proceeds of approximately $557,000. Since that time, the business purpose of the Company has evolved to that of developing or acquiring an operating business. To date, the Company has not succeeded in accomplishing any of its goals. In fact, during this period, only two incidental business transactions have taken place, both related to participating in other companies' private placements for bridge loans. In both cases the Company received some stock from those companies as well as notes evidencing the loans, and in both cases the participation was not in excess of 10% of the total private placement. One of these loans has been repaid, while the other is in default. Neither the Company nor any other private placement participant has taken any action relating to the defaulted loans, since it is considered to be in everyone's best interest to provide the defaulting company with time to arrange for additional financing.

Competition

     Management is of the opinion that it will be very difficult, but not impossible, to accomplish its present goal of acquiring an operating business. The Company's resources are extremely limited. The funds resulting from its public offering have been depleted by operating expenses and by business commitments. The time management can devote to the Company's operations has been drastically reduced. Additionally, there are numerous persons and firms, who have greater financial resources, more experienced personnel and a lot more available time that they can devote to a project, then the Company has or can.

Employees

         The Company presently employs one person who is the Company President and who can devote only a minimum amount of time to the Company's activities.

Item 2.  Properties

     The Company currently maintains its principal offices at 56 Dune Road,

Atlantic Beach, New York, New York 11509, on a month to month basis with a monthly rent of $500. The premises are owned by Allan P. Rothstein, President of the Company. (See "Certain Transactions"). The Company may consider establishing other permanent offices. However, the present facilities are adequate for the Company's present operation.

Item 3.  Legal Proceedings

     There are no material legal proceedings pending to which the Company is a party or by which any of its property may be subject.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters

     The Company's Common Stock is traded in the "pink sheet" over-the-counter market. The Company's Warrants Series A and Series B Warrants expired on March 10, 1992 and are void. The Company's Common Stock is not actively trading and there are no available bid prices. There is no assurance that any trading market for the Company's securities will develop.

Dividends

     The Company has never paid a dividend on its Common Stock, and it presently intends to retain any earnings for use in its business. Accordingly, it is anticipated that dividends will not be paid to the holders of Common Stock in the foreseeable future.

Approximate Number of Equity Security Holders

     As of October 18, 1996, there were 25 holders of record of the Company's Common Stock. Such number of record owners was determined from the Company's stockholders' records and does not include beneficial owners of the Company's Common Stock, which shares are held in the names of various security holders, dealers and clearing agencies.

Item 6.  Selected Financial Data.

     The following selected data for the period indicated has been derived from the financial statements of the Company, a development stage entity. This information should be read in conjunction with the related financial statements and notes thereto included elsewhere in this report.

                 AS OF JULY 31, AND FOR THE PERIODS THEN ENDED

                                                                                                 Period from
                                                                                                 Inception
                                                                                                 (August 1, 1986)
                                                                                                 through
                             1996          1995         1994           1993          1992        July 31, 1996
                             ----          ----         ----           ----          ----        -------------
Revenues (loss)          $ 3,156      $  3,787      $(47,741)    $(48,420)     $  6,314        $ 11,488
Net loss during the
  development stage          (16,299)      (32,636)     (120,954)    (135,668)      (92,518)       (669,295)
Net loss per
  common share                   --             --          (.01)        (.01)         (.01)           (.04)
Total assets                  61,744        73,510        99,374      170,018       244,558          61,744
Long-term debt               153,961       147,961       141,961           --            --         153,961


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

     Income reflected in Revenues for fiscal years ended July 31, 1989 through 1996 were derived principally from interest received or accrued from outstanding loans. Reported interest has declined from $35,024 for fiscal year ended July 31, 1989 to $3,156 for fiscal year ended July 31, 1996. The principal reason for this decline is certain outstanding loans have been repaid during that period and there was a default on one such loan during 1994.

     Revenues for fiscal years ended July 31, 1994, 1993 and 1992 reflect amortization of goodwill and equity in losses of an investment aggregating $11,062, $9,467 and $11,865, respectively. In addition, $39,760 was reflected during the year ended July 31, 1994 for a write-down of an impaired loan in default. In the fiscal year ended July 31, 1993, the Company recorded a write-down amounting to $52,221 relative to this defaulted loan. There were no additional write-downs for loan impairment subsequent to the year ended July 31, 1994 since the loan had been fully written-down as of July 31, 1994.

     During the year ended July 31, 1996, revenue includes a charge in the amount of $13 representing a write-down in the Company's investment in common stock of Phoenix Laser Systems, Inc., a publicly traded company. Shareholders' equity during the year ended July 31, 1996 decreased by $3,112 resulting from the reversing of unrealized market holding gains reflected in prior years on the shares of Phoenix Laser written off during the current year.


     Management expects losses to continue, unless the Company is successful in acquiring or merging with a profitable business operation. In an attempt to reduce losses, management has agreed to render its services to the Company without further compensation until there has been a turnaround. The amount of future losses will depend upon administrative expenses, which management believes should not exceed $30,000 per year.

     Cash and cash equivalents utilized has declined from $19,840 in fiscal year ended July 31, 1993 to $18,747 in fiscal year ended July 31, 1994, but increased in fiscal year ended July 31, 1995 to $28,794 and declined to $8,233 in the fiscal year ended July 31, 1996. The decrease in negative cash flow during the year ended July 31, 1994 from the year ended July 31, 1993 amounted to $1,093 and resulted principally from decreased costs professional fees and operating costs. The increase in negative cash flow during the year ended July 31, 1995 from the year ended July 31, 1994 amounted to $10,047 and resulted from increased cost for professional fees. The decrease in negative cash flow during the year ended July 31, 1996 from the year ended July 31, 1995 amounted to $20,561 and resulted principally from decreased cost for professional fees.

     Management anticipates that negative cash flows in the immediate future will not exceed approximately $30,000. Based upon this anticipated negative cash flow, Management is of the opinion that it has sufficient liquidity to operate for not less than the next twelve months.

Item 8.  Financial Statements.

     Reference is made to the Financial Statements which are annexed hereto immediately following the signature page to this Report.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 10. Directors and Executive Officers.

     The directors and executive officers of the Company are as follows:

       Name                Age                       Position
------------------         ---            ---------------------------------
Allan P. Rothstein         38             President, Treasurer and Director


     All Directors serve for a term of one year and until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

     Allan P. Rothstein has been President and a director of the Company since its inception in August, 1986. From December, 1985 to the present, Mr. Rothstein has served as President and Chairman of the Board of Directors of

Brown Wharton & Co., Inc., a financial services firm. From July 1990 to present Mr. Rothstein has been a securities trader for Fahnstock & Co. From November 1984 to May 1985, Mr. Rothstein was employed at Nash Weiss & Co., a registered broker-dealer. From May 1982 to December 1985, Mr. Rothstein was a Floor Trader, Floor Broker and Member of the New York

Futures Exchange. Mr. Rothstein received a B.A. degree from the University of Pennsylvania in May of 1980. The portion of business time of Mr. Rothstein devoted to the affairs of the Company varies. However, as a general matter, the amount of time is generally less than 10% of his business time.

Item 11.  Executive Compensation

     Allan P. Rothstein, President of the Company, was employed by the Company under an Employment Agreement ending August 1, 1996. Mr. Rothstein currently serves as President of the Company under an employment agreement and receives no compensation. During the fiscal year ended July 31, 1996, Mr. Rothstein was entitled to a salary of $50,000, which has been waived. Mr. Rothstein is also entitled, during the term of his employment agreement, to health insurance benefits, life insurance with premiums not to exceed $2,500 per annum with his wife and children as beneficiaries, the use of a Company owned or leased vehicle, and reimbursement for expenses which he may incur on behalf of the Company. Furthermore, if Mr. Rothstein dies at any time during the term of his employment agreement, the Company is obligated to pay to Mr. Rothstein's estate or wife, if married, a death benefit of $15,000. Mr. Rothstein's employment contract has been extended for another year until August 1, 1997 and he has advised the Company orally that he will continue to serve the Company without payment of salary.

     In the past, the Company compensated directors who are not full time employees of the Company in the amount of $150 per meeting and reimbursed them for the reasonable expenses incurred by them in connection with the Company's business. At present, there are no directors who are not full-time employees of the Company.

Employee Incentive Stock Option Plan

     In April, 1987, the Company adopted an Employee Incentive Stock Option Plan (the "Plan") intended to qualify under the provisions of the Internal Revenue Code of 1986. Pursuant to the Plan, the Company is authorized to grant stock options to purchase up to 2,500,000 shares of the Company's Common Stock to key personnel, including eligible officers, directors, employees and independent consultants of the Company. Shares that by reason of the expiration of an option (other than by reason of exercise or payment of cash in lieu of receiving stock) or which otherwise are no longer subject to purchase pursuant to an option granted under the Plan may be reoptioned thereunder. Options granted under the Plan are intended to qualify as "incentive stock options" as defined in Section 422A of the Internal Revenue Code of 1986, as amended. The Plan is currently administered by the Board of Directors who have the authority to determine the options, the number of shares to be covered by each option, the time at which each option is exercisable, the method of payment, and certain other terms of the option. No director will participate in any decision to grant such director an award under the Plan.

     Options may be granted for a term not to exceed 10 years (5 years with respect to a 10% shareholder) and are not transferable or assignable other than by will or the laws of descent and distribution. An option may be exercised within twelve months after the death or disability of the optionee, to the extent the option was then exercisable. The exercise price of all options must be at least equal to the fair market value of the Common Stock on the date of grant, or 110% of such fair market value with respect to any optionee who is a 10% shareholder of the Company.

     The Plan will terminate on April 7, 1997. The Board of Directors of the Company may, however, terminate the Plan at any time prior to such date. Termination of the Plan will not alter or impair, without the consent of the optionee, any of the rights or obligations and any option theretofore granted under the Plan. As of the date hereof, no options have been granted under the Plan.

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management

     The following table sets forth certain information as of November 1,
1993 with respect to the ownership of the Company's Common Stock by each person known by the Company to own beneficially more than 5% of such Common Stock, by each officer and director of the Company and by officers and directors as a group.
                                                 Amount and Percent-
                                                  age of Beneficial
                                                   Ownership  (1)
 -------------------
Directors, Officers                           Number of
and 5% Shareholders                             Shares             Percent
-------------------      ---------            -------

Allan P. Rothstein (2)           1,000,000             5.5%
56 Dune Road
Atlantic Beach, New York 11909

Cynthia Rothstein (2)          11,375,000            63.2
311 Links Drive West
Oceanside, New York 11572

Brown Wharton & Co., Inc. (2)                  1,000,000             5.5
56 Dune Road
Atlantic Beach, New York 11909


All Directors and Officers
as a Group (1 in number)                       1,000,000             5.5

---------------

(1) Each officer, director and each 5% shareholder has sole voting and sole investment power with respect to all shares that he or she beneficially owns.

(2) Cynthia Rothstein is the mother of Allan P. Rothstein, President of the Company. Such beneficial ownership does not include shares of the Company's Common Stock owned by Brown Wharton & Co., Inc., a company in which Allan P. Rothstein is the President and a principal shareholder. Mr. Rothstein may be deemed the beneficial owner of all but a nominal portion of the shares owned by Brown Wharton & Co., Inc.

Item 13.  Certain Relationships and Related Transactions

     The Company currently maintains its principal offices at 56 Dune Road, Atlantic Beach, New York 11509, on a month to month basis with rent of $500 per month. The premises are owned by Allan P. Rothstein, President of the Company. The Company believes that the amount of monthly rent paid to Mr. Rothstein is comparable to the amount of rent which would be charged to unaffiliated companies for the same or similar space.

     In February 1991, the Company purchased for $100,000, $97,500 principal amount of 10% Promissory Notes of H-Power Corp., a Delaware corporation, headquartered in Bloomfield, New Jersey, and 25,000 common shares, par value $.001 per share of H-Power. H-Power is a developmental stage enterprise engaged in the development and exploitation of certain fuel cell and metal hydride technologies which involve alternative energy systems. The Promissory Notes, originally payable on February 3, 1993, were extended to be payable on the earlier of August 1, 1994 or the closing of any public offering by H-Power. However, H-Power failed to make payment when due on August 1, 1994 and consequently is now currently in default for a second time. The Company, along with other participants, has not taken any action relating to the defaulted loans, since it is considered to be in all the parties best interest to provide the defaulting company with time to arrange for additional financing.

     Allan P. Rothstein, director and president of the Company beneficially owns 300,000 shares of H-Power and the Company owns 25,000 shares; together with other members of his immediate family, they beneficially own in the aggregate 1,565,625 common shares, or 29% of the issued and outstanding shares of H-Power.

                                    PART IV

                              DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 JULY 31, 1996

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 10-K


    (a)   1.  Financial Statements:


          The following indicated Financial Statements of the Company are annexed hereto immediately following the signature page to this
    Report:

                                                                        Page

          Independent Auditors' Report                                   F-1

          Balance Sheets - July 31, 1996 and 1995                        F-2

          Statements of Operations - years ended
           July 31, 1996, 1995, 1994 and for the
           period from inception (August 1, 1986)
           through July 31, 1996                                      F-3 - F-4

          Statements of Changes in Shareholders'
           Equity (Deficiency) - years ended
           July 31, 1996, 1995, 1994 and for the
           period from inception (August 1, 1986)
           through July 31, 1996                                         F-5

          Statements of Cash Flows - years ended
           July 31, 1996, 1995, 1994 and for the
           period from inception (August 1, 1986)
           through July 31, 1996                                      F-6 - F-7


          Notes To Financial Statements                               F-8 - F-16



          2.  Exhibits

              Incorporated by reference to the Exhibit
               Index at the end of this Report.


    (b)   Reports on Form 8-K

                 None

                  [PUTTERMAN, RUSH & SHAPIRO LLP Letterhead]


                         INDEPENDENT AUDITORS' REPORT



Board of Directors
Dynamark Corporation


         We have audited the accompanying balance sheets of Dynamark Corporation (a development stage company) as of July 31, 1996 and 1995, and the related statements of operations, changes in share holders' equity (deficiency) and cash flows for the years ended July 31, 1996, 1995 and 1994 and for the period from inception (August 1, 1986) through July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial state ments presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamark Corporation (a development stage company) as of July 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended July 31, 1996, 1995 and 1994, and for the period from inception (August 1, 1986) through July 31, 1996, in conformity with generally accepted accounting principles.



New York, New York
October 18, 1996

                             DYNAMARK CORPORATION
                    (A DEVELOPMENT STAGE COMPANY - NOTE 1)
                                BALANCE SHEETS
                            JULY 31, 1996 AND 1995



                                    ASSETS

                                                          1996        1995
                                                          ----        ----
Current assets:
    Cash (Note 3)                                       $ 61,702    $ 69,935
    Prepaid income taxes (Notes 2, 10 and 11)                 42         450
--------    --------
              Total current assets                      $ 61,744    $ 70,385

Marketable equity securities available
 for sale (Notes 2 and 4)                                      -       3,125

Computer equipment - at cost, less
 accumulated depreciation of $13,556
 in 1996 and 1995 (Note 2)                                     -           -
--------    --------
                                                        $ 61,744    $ 73,510
========    ========

                   LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
    Accrued liabilities and total
     current liabilities                                $ 18,527    $ 16,882
--------    --------
Due to officer (Note 7)                                  153,961     147,961
--------    --------

Commitments (Notes 6 and 8)

Shareholders' deficiency (Note 9):
    Preferred stock - par value $.0001:
        Authorized - 5,000,000 shares
        Issued and outstanding - none
    Common stock - par value $.0001:
        Authorized - 50,000,000 shares
        Issued and outstanding - 18,000,000 shares         1,800       1,800
    Additional paid-in capital                           556,751     556,751
    Deficit accumulated during the development stage    (669,295)   (652,996)
--------    --------
                                                        (110,744)    (94,445)
    Unrealized gain to reflect marketable
     equity securities available for sale
     at market (Notes 2 and 4)                                 -       3,112
--------    --------

                                                        (110,744)    (91,333)
--------    --------
                                                        $ 61,744    $ 73,510
========    ========


The accompanying notes are an integral part of these financial statements.

                             DYNAMARK CORPORATION
                    (A DEVELOPMENT STAGE COMPANY - NOTE 1)
                           STATEMENTS OF OPERATIONS
          YEARS ENDED JULY 31, 1996, 1995 AND 1994 AND FOR THE PERIOD
             FROM INCEPTION (AUGUST 1, 1986) THROUGH JULY 31, 1996


                                                                   Period
                                                                    from
                                                                  inception
                                                                  (August 1,
                                                                    1986)
                                                                   through
                                        Years ended July 31,       July 31,
      ------------------------       1996
                                       1996     1995     1994     ----------
       ----     ----     ----
Revenue:
    Interest income                   $  3,169  $ 3,787 $ 3,081     $ 134,407
    Licensing revenue                        -        -       -         1,469
    Amortization of excess
     of fair value of invest-
     ment over its book value
     at acquisition (Note 2)                 -        -  (5,000)      (17,500)
    Equity in operating losses
     of investee (Note 2)                    -        -  (6,062)      (14,894)
    Loss on write down
     for impairments of
     investments (Note 2)                  (13)       - (39,760)      (91,994)
                                      -------- -------- ---------    ---------
Total revenue (loss)                     3,156    3,787 (47,741)       11,488
                                      -------- -------- ---------    ---------
Expenses:
    Salaries:
      Officer's                              -        -  37,500       282,980
      Other                                  -        -       -        29,820
    Automobile rental
     and expenses                            -        -       -        28,618
    Professional fees                    9,749   27,049  21,463       160,151
    Other, including rent
     expense incurred to
     officer and director
     of $6,000 in 1996, 1995
     and 1994 and $60,000 for
     the period from inception
     to July 31, 1996                    9,706    9,374  14,250       166,507
    Licensing agreement:
      Costs                                  -        -       -        11,238
      Loss on termination                    -        -       -         1,469
                                      -------- -------- ---------    ---------
Total expenses                          19,455   36,423  73,213       680,783
                                      -------- -------- ---------    ---------
Net loss during the

 development stage                    $(16,299)$(32,636)$(120,954)   $(669,295)
                                      ======== ======== =========    =========


The accompanying notes are an integral part of these financial statements.

                             DYNAMARK CORPORATION
                    (A DEVELOPMENT STAGE COMPANY - NOTE 1)
                           STATEMENTS OF OPERATIONS
          YEARS ENDED JULY 31, 1996, 1995 AND 1994 AND FOR THE PERIOD
             FROM INCEPTION (AUGUST 1, 1986) THROUGH JULY 31, 1996



                                                                                                               Period
                                                                                                                from
                                                                                                             inception
                                                                                                             (August 1,
                                                                                                               1986)
                                                                                                              through
                                                    Years ended July 31,                                      July 31,
                                            ------------------------------------------------------
                                               1996                  1995                 1994                  1996
                                               ----                  ----                 ----               ---------

Loss per common
 share (Note 2)                             $      -              $      -              $     (.01)          $    (.04)
                                            ========              ========              ==========           =========

Weighted average
 number of shares
 outstanding (Note 2)                       18,000,000            18,000,000            18,000,000           17,653,005
                                            ==========            ==========            ==========           ==========









The accompanying notes are an integral part of these financial statements.

                             DYNAMARK CORPORATION
                    (A DEVELOPMENT STAGE COMPANY - NOTE 1)
                             STATEMENTS OF CHANGES
                     IN SHAREHOLDERS' EQUITY (DEFICIENCY)
          YEARS ENDED JULY 31, 1996, 1995 AND 1994 AND FOR THE PERIOD
             FROM INCEPTION (AUGUST 1, 1986) THROUGH JULY 31, 1996


Issuance of common stock

Issuances of common stock pursuant to a public offering (Note 9)

Net loss from inception (August 1, 1986) to July 31, 1993

Balance - July 31, 1993

Net loss for year ended July 31, 1994

Balance - July 31, 1994

Cumulative effect of change in accounting principle - valuation of marketable equity securities available for sale at market at beginning of year

Unrealized loss from change in market value of marketable securities available for sale during year ended July 31, 1995

Net loss for year ended July 31, 1995

Balance - July 31, 1995

Unrealized loss from change in market value of marketable equity securities available for sale during the year ended July 31, 1996

Net loss for year ended July 31, 1996

Balance - July 31, 1996






The accompanying notes are an integral part of these financial statements.


                                                                                        Unrealized
                                                                                        gain (loss)
                                                                    Deficit             to reflect
            $.0001 par value                                       accumulated          marketable
              common stock                    Additional            during the            equity
      ------------------------------           paid-in              development         securities
      Shares                 Amount            capital                 stage             at market               Total
      ------                 ------           -----------          ------------        -------------------

          15,000,000         $1,500           $       -             $        -            $      -              $   1,500

           3,000,000            300               556,751                    -                   -                557,051

                 -              -                     -                (499,406)                 -               (499,406)
          ----------         ------              --------             ---------            -------              ---------
          18,000,000          1,800               556,751              (499,406)                 -                 59,145

                 -              -                     -                (120,954)                 -               (120,954)
          ----------         ------              --------             ---------            -------              ---------
          18,000,000          1,800               556,751              (620,360)                 -                (61,809)



                 -              -                     -                      -              10,925                 10,925


                 -              -                     -                      -              (7,813)                (7,813)

                 -              -                     -                 (32,636)                 -                (32,636)
          ----------         ------              --------             ---------            -------              ---------
          18,000,000          1,800               556,751              (652,996)             3,112                (91,333)


                 -              -                     -                      -              (3,112)                (3,112)

                 -              -                     -                 (16,299)                 -                (16,299)
          ----------         ------              --------             ---------            -------              ---------
          18,000,000         $1,800              $556,751             $(669,295)           $     -              $(110,744)
          ==========         ======           ===========             =========            =======              =========

                             DYNAMARK CORPORATION
                    (A DEVELOPMENT STAGE COMPANY - NOTE 1)
                           STATEMENTS OF CASH FLOWS
          YEARS ENDED JULY 31, 1996, 1995 AND 1994 AND FOR THE PERIOD
             FROM INCEPTION (AUGUST 1, 1986) THROUGH JULY 31, 1996


Operating activities:
    Net loss
    Adjustments to reconcile net loss to net cash required by operating activities:
        Equity in operating losses of investee
        Amortization of excess of fair value of investment
         over its book value at acquisition
        Loss on write down for impairments of investments
        Depreciation and amortization
        Payment of deferred lease costs
        Payment of deposits
        Repayment in deposits
        Changes in operating assets and liabilities:
           Increase in accrued interest receivable
           (Increase) decrease in prepaid income taxes
           Increase (decrease) in accrued liabilities
           Increase in due to officer
           Other business taxes paid by affiliate on behalf of the Company
                  Net cash required by operating activities

Investing activities:
    Purchase of investments and related advances
    Proceeds of repayment of advances related to investments
    Acquisition of computer equipment
                  Net cash required by investing activities

Financing activities:
    Proceeds of sale of common stock pursuant to public offering
    Payments of notes payable - affiliate
                  Net cash provided by financing activities

Net increase (decrease) in cash and cash equivalents

Cash and cash equivalents - beginning

Cash and cash equivalents - end


Cash paid (received) during the periods for:
    Income taxes

    Interest



The accompanying notes are an integral part of these financial statements.


                                                                                                                 Period from
                                                                                                                  inception
                   Y e a r s    e n d e d    J u l y    3 1,                                                      (August 1,
                   -----------------------------------------                                                     1986) through
                      1996                          1995                           1994                          July 31, 1996
                      ----                          ----                           ----                          -------------
                    $(16,299)                    $(32,636)                       $(120,954)                         $(669,295)

                           -                            -                            6,062                             14,894

                           -                            -                            5,000                             17,500
                          13                            -                           39,760                             91,994
                           -                          172                            1,535                             22,155
                           -                            -                                -                             (7,200)
                           -                            -                                -                               (797)
                           -                            -                                -                                797

                           -                            -                                -                            (24,375)
                         408                           10                             (460)                               (42)
                       1,645                       (2,340)                           6,810                             18,527
                       6,000                        6,000                           43,500                            153,961
                           -                            -                                -                                549
                    --------                     --------                        ---------                          ---------
                      (8,233)                     (28,794)                         (18,747)                          (381,332)
                    --------                     --------                        ---------                          ---------
                           -                            -                                -                           (225,013)
                           -                            -                                -                            125,000
                           -                            -                                -                            (13,556)
                    --------                     --------                        ---------                          ---------
                           -                            -                                -                           (113,569)
                    --------                     --------                        ---------                          ---------


                           -                            -                                -                            576,030
                           -                            -                                -                            (19,427)
                    --------                     --------                        ---------                          ---------
                           -                            -                                -                            556,603
                    --------                     --------                        ---------                          ---------

                      (8,233)                     (28,794)                         (18,747)                            61,702

                      69,935                       98,729                          117,476                                  -
                    --------                     --------                        ---------                          ---------

                    $ 61,702                     $ 69,935                        $  98,729                          $  61,702

                    ========                     ========                        =========                          =========


                    $    384                     $    411                        $   1,013                          $   5,893
                    ========                     ========                        =========                          =========

                    $ (3,169)                    $ (3,787)                       $  (3,081)                         $(110,032)
                    ========                     ========                        =========                          =========


                             DYNAMARK CORPORATION
                    (A DEVELOPMENT STAGE COMPANY - NOTE 1)
                           STATEMENTS OF CASH FLOWS
          YEARS ENDED JULY 31, 1996, 1995 AND 1994 AND FOR THE PERIOD
             FROM INCEPTION (AUGUST 1, 1986) THROUGH JULY 31, 1996


Supplementary disclosures from noncash
investing and financing activities:

  .      Deferred registration costs,
         organization costs, notes
         payable - affiliate and
         shareholders' equity:

                  During the period from inception (August 1, 1986) to July 31, 1987, the Company incurred deferred registration costs of $10,000 in connection with its then anticipated initial public offering. These costs were paid for by the Company's affiliate on behalf of the Company. During the aforementioned period, the affiliate also paid $90 of the other business taxes on behalf of the Company. In consideration for the above described disburse ments of $10,090, the Company issued its noninterest bearing note payable of $9,990 to this affiliate plus 1,000,000 shares of its $.0001 common stock for $100.

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

  .      Transfer of accrued liabilities
         due to officer for salaries and
         rent to long-term liability:

                  During the year ended July 31, 1995, liabilities aggregating $141,961 for salary and rent incurred to the president and director of the Company were transferred to a long-term liability based upon the officer's intent not to demand payment of these obligations for a period of at least one year from the then balance sheet date.

The accompanying notes are an integral part of these financial statements.

                             DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                         JULY 31, 1996, 1995 AND 1994


Note 1:         Development stage company:

                         The Company has been in the development stage since its
                inception on August 1, 1986, when it was formed in the state of Delaware. The Company has not generated operating reve nues as of July 31, 1996, and no assurance can be given that the Company will generate revenues and earnings in the future.

Note 2:         Summary of significant
                accounting policies:

                  .      Deferred costs:

                           Stock registration costs incurred by the Company in
                         connection with its initial public offering, which amounted to $42,949, were charged to paid-in capital.

                  .      Amortization of excess
                         of investment made in H
                         Power Corp. over the book
                         value of that investment
                         at the date of acquisition
                         and related matters:

                           The excess of the original cost of the investment
                         in H Power Corp., which consisted of shares of common stock acquired and interest bearing loans made by the Company, over the book value of that investment, which aggregated $100,000, was amortized in a fashion similar to goodwill over an estimated life of 20 years under the straight-line method until July 31, 1995, as further discussed in the next paragraph.

                           The Company had been recording its investment in H
                         Power under the equity method, pursuant to Accounting Principles Board Opinion No. 18, until the year ended July 31, 1995 when the remaining balance of the invest ment was written off as a loss due to an impairment of the investment. From the date of the original acquisition of the investment until the remainder balance was written off as impaired, operations include the following amounts relating to the H Power investment:

                             DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                         JULY 31, 1996, 1995 AND 1994



Note 2:         Summary of significant
                accounting policies: (continued)

                  .      Amortization of excess
                         of investment made in H
                         Power Corp. over the book
                         value of that investment
                         at the date of acquisition
                         and related matters: (continued)

                               Amortization of excess of fair
                                value over its book value             $ 17,500
                               Equity in operating losses               14,894
                               Loss on write-down for impairment,
                                including interest income accrued
                                due to the Company of $24,375           91,981
                                                                      --------
                                                                      $124,375
                                                                      ========


                  .      Loss per share of common stock:

                                  Loss per share of common stock is computed as
                         if all shares had been outstanding as of the beginning of the year. Stock options and warrants have not been included in the calculation, since inclusion of such shares would be anti-dilutive.

                  .      Depreciation:

                                  Depreciation on property and equipment, which
                         consists of computer equipment, is computed over its estimated useful life of five years using the straight-year have been recorded net of a valuation allowance.

                             DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                         JULY 31, 1996, 1995 AND 1994



Note 2:         Summary of significant
                accounting policies: (continued)

                  .      Newly adopted financial standards:

                                  During the years ended July 31, 1992 and 1991,
                         the Company elected not to adopt the provisions of SFAS No. 96, "Accounting for Income Taxes". SFAS No. 96, which standard was to take effect in 1993, required a change from the deferred method to the liability method of accounting for income taxes. During the year ended July 31, 1993, the Company elected not to adopt SFAS No. 109, also entitled "Accounting for Income Taxes", which stan dard superseded SFAS No. 96 and required a change to the modified asset liability method. During the year ended July 31, 1994, the Company elected to change its method of accounting for income taxes to conform with the new requirements of the Financial Accounting Standards Board (FASB) No. 109. The aforementioned standard required that the change be made effective as of the beginning of the year in which it is made. This change had no effect on the amount of income report by the Company during the year ended July 31, 1994.

                                  The Company elected to change its method of
                         accounting for marketable equity securities, to conform with the new requirements of the Financial Accounting Standards Board Statement (FASB) No. 115, for the year ended July 31, 1995.

                                  The cumulative effect of this adoption
                         amounted to $10,925 and was reported in shareholders' deficiency at the beginning of the year ended July 31, 1995.

                                  At July 31, 1995, marketable equity
                         securities, which were classified as available for sale securities, were valued at the fair value of the securities and the unrealized gain on the securities are reflected in shareholders' deficiency. During the year ended July 31, 1995, unrealized loss on available for sale secur ities amounted to $7,813. Furthermore, cash flows from purchases and sales of available for sale securities, if any, were to be classified as investing activities in the statement of cash flows.


                                  Below is a summary of changes in unrealized
                         gains and losses on holding available for sale securities:

                             DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                         JULY 31, 1996, 1995 AND 1994


Note 2:         Summary of significant
                accounting policies: (continued)

                  .      Newly adopted financial
                         standards: (continued)

                                                                            1996            1995
                                                                           ------          ------
                         Balance of unrealized gains
                          at August 1, 1995 and 1994                       $3,112          $   -

                         Cumulative effect of change in
                          accounting principle to reflect
                          marketable equity securities
                          available for sale at their mar-
                          ket value as of July 31, 1994                       -             10,925

                         Unrealized loss in market
                          value of available for sale
                          securities for the years
                          ended July 31, 1996 and 1995                     (3,112)          (7,813)
                                                                          -------          -------
                         Balance of unrealized gains
                          at July 31, 1996 and 1995                        $    -          $ 3,112
                                                                          =======          =======

Note 3:         Concentration of credit risk:

                         The Company maintains an account with a stock brokerage
                firm. The account contains a Money Market Fund. The balance is insured up to $500,000 by the Securities Investor
                Protection Corporation.


Note 4:         Marketable equity securities
                available for sale:


                         The Company originally held 125,000 publicly-traded
                shares of Phoenix Laser Systems, Inc., an entity involved in laser systems and products, in which the Company had less than a controlling interest, of original $.0001 par value common stock valued at the lower of cost or market. At July 31, 1996 and 1995, the Company is holding 12,500 shares of this entity's publicly-traded $.000001 par value common stock based on a 10 for 1 reverse stock split. The shares had a market value of $1 per share on August 17, 1989, when they were successfully offered and sold to the public. At July 31, 1994, the securities were recorded at cost with a value

                             DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                         JULY 31, 1996, 1995 AND 1994


Note 4:         Marketable equity securities
                available for sale: (continued)

                of $13. For the year ended July 31, 1995, the securities were recorded at market due to the adoption of FASB No. 115. At July 31, 1995, the market value of the securities amounted to $3,125, resulting in an unrealized loss of $7,813 reflected in shareholders' deficiency. During the year ended July 31, 1996, Phoenix Lazer Systems, Inc. ceased operations, resulting in the Company reflecting a realized loss amounting to $13 charged to operations for the year then ended on the permanent decline in value of these securities.


Note 5:         Licensing agreement:

                         During the year ended July 31, 1991, the Company
                entered into a licensing agreement to distribute a video cassette.

                         During this period in which the agreement was
                operative, the Company incurred licensing costs of approximately $11,200. During the year ended July 31, 1992, the agreement was terminated resulting in a loss on termination in the amount of $1,469.


Note 6:         Employment of consultant:

                         During the year ended July 31, 1992, the Company
                entered into an agreement with an entity to render consulting services to the Company in identifying equity or debt finan cing and/or potential merger candidates. Under the agree ment, the Company paid a $5,000 nonrefundable fee to that entity, which has been included within professional fees during the year ended July 31, 1992. Pursuant to the agree ment terms, the Company will be obligated to pay an addi tional $5,000 upon identification of a potential source of financing or a merger/acquisition candidate for the Company. The Company is also obligated to make an additional $15,000 payment upon the successful closing (signed letter of intent) of either a financing agreement or merger/acquisition for the Company. In addition, the agreement also provides that the consulting entity will receive shares of Dynamark Corporation, which will be restricted pursuant to Rule 144 of the Securities and Exchange Commission. The agreement speci fies that it will terminate upon successful identification of financing or a merger/acquisition or at such time as it is terminated by one of the parties.

                             DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                         JULY 31, 1996, 1995 AND 1994


Note 6:         Employment of
                consultant: (continued)

                         During the year ended July 31, 1992, the Company had
                entered into a transaction covered by the consulting agree ment described in the preceding paragraph, which resulted in a Letter of Intent qualifying for compensation under that agreement. During this period, the transaction giving rise to the Letter of Intent was aborted. The Company incurred consulting fees of $2,500 to this consultant in full and fair settlement of the Company's obligation concerning the Letter of Intent under the consulting agreement.

                         As of July 31, 1996, there are no currently pending
                financings or merger/acquisitions subject to this agreement, which agreement still remains in effect.


Note 7:         Related party
                transactions:

                  .      Lease:

                                  The Company leases its principal office
                         space from the president and director of the Company.

                         The Company began leasing this space August 1, 1988 on a month-to- month basis at a rental of $500 per month. Rent expense incurred to the president and director of the Company amounts to $6,000 in the years ended July 31, 1995, 1994 and 1993. As of July 31, 1996 and 1995,
                         approximately $28,000 and $22,000, respectively, of unpaid rent expense is included in due to officer.

                  .      Due to officer:

                                  At July 31, 1996 and 1995, due to officer
                         consists of noninterest bearing amounts due to the president of the Company as follows:

                                              1996             1995
                                              ----             ----
Officer's salary (see Note 8)               $125,961         $125,961
Rent (see "lease" above)                      28,000           22,000
                                            --------         --------
                                            $153,961         $147,961
                                            ========         ========

                             DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                         JULY 31, 1996, 1995 AND 1994


Note 8:         Commitment:

                         In August 1996, the Company renewed its contract with
                the Company's president for a period of one year, commencing August 1, 1996, at a minimum annual salary of $50,000 per year, plus certain guaranteed fringe benefits. These bene fits include, among other things, medical and life insurance coverage, use of a Company-owned vehicle and reimbursement of related expenses, and a death benefit in the amount of $15,000 payable to the employee's estate or spouse, if the employee dies during the term of the agreement. The Company will recognize the cost of providing the aforementioned life insurance benefit by charging expense at the time the death benefit is paid. Beginning April 30, 1994 and continuing until the Company makes a financial turnaround, the Company's president has agreed to render his services without compen sation. As of July 31, 1996 and 1995, approximately $126,000 of the president's salary is unpaid and is included in due to officer.


Note 9:         Shareholders' equity:


                  .      Public offering of common
                         stock and related warrants:

                                  Pursuant to a proposed public offering of
                         100,000 units, the Company, on July 22, 1988, sold 84,335 units (under a minimum offering) at $6.00 per unit; consisting of 2,530,050 shares of the Company's $.0001 par value common stock and warrants to purchase an additional 10,120,200 shares of the authorized but unissued $.0001 par value common stock of the Company. Each unit consisted of 30 shares of common stock and 60 each of Series A and Series B warrants. The warrants consisted of Series A warrants to purchase 5,060,100 shares of common stock, exercisable from the effective date of the offering until March 10, 1992, at $.25 per share; and Series B warrants to purchase 5,060,100 shares of common stock, exercisable from the effective date of the offering until March 10, 1992, at $.40 per share. The Company had the right to redeem the warrants at $.005 each during the exercise period upon 30 days prior written notice.

                                  On August 8, 1988, the remaining 15,665
                         units of the offering were sold, representing 469,950 shares of

                             DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                         JULY 31, 1996, 1995 AND 1994


Note 9:        Shareholders' equity: (continued)

                 .       Public offering of
                         common stock and
                         related warrants: (continued)

                         $.0001 common stock and the related A and B warrants to purchase additional common shares of 939,900 each, as described above. The proceeds of the sale amounted to $93,990.

                                 None of the A or B warrants were ever
                         exercised or redeemed by the Company through March 10, 1992, when the warrants expired.

                 .       Preferred stock:

                                 The Company has authorized, but unissued,

                         5,000,000 shares of preferred stock, which may be issued in one or more series at the discretion of the board of directors, and which will be entitled to a preference over common stock as to dividends and liquidation values.

                 .       Incentive stock
                         options plan:

                                 In April 1987, the Company adopted an Employee
                         Incentive Stock Option Plan under which 2,500,000 shares of the common stock of the Company are author ized for issuance to key personnel, including eligible officers, directors, employees and independent consult ants. The Plan will terminate on April 7, 1997, unless terminated prior to that date by the board of directors of the Company. Options granted under the Plan are intended to qualify as incentive stock options, as that term is defined under the Internal Revenue Code of 1986, as amended. Options may be granted for a term not to exceed ten years, except for a 10% shareholder for which the term is five years. The exercise price must at least be equal to the market value of the common stock on the date of grant, or 110% of such value for a 10% shareholder of the Company. At the balance sheet dates, no options have been granted under the Plan.

                             DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO  FINANCIAL STATEMENTS
                         JULY 31, 1996, 1995 AND 1994


Note 10:         Deferred taxes:

                           At July 31, 1996 and 1995, amounts for deferred tax
                 assets are as follows:

                                                               1996       1995
                                                               ----       ----
                                 Deferred tax asset, net
                                  of valuation allowance
                                  of $203,000 in 1996 and
                                  $194,000 in 1995             $ -        $ -
                                                               ====       ====

                           A full allowance has been taken for the deferred tax
                  asset generated from net operating loss carryforwards avail able at July 31, 1996 and 1995 since it more likely than not that deferred income tax assets arising from such net oper ating loss carryforwards, recordable pursuant to FASB No. 109 are not likely to be realized in the foreseeable future. The valuation allowance increased by $9,000 during the year ended July 31, 1996.


Note 11:          Income taxes:

                           The Company has net operating loss carryforwards
                  available to reduce future federal taxable income, amounting to approximately $413,000, which expire as follows: 2002 - $400; 2003 - $1,500; 2004 - $91,000; 2005 - $105,300; 2006 -
                  $74,000; 2007 - $37,000; 2008 - $22,900; 2009 - $32,000;
                  2010 - $32,600; and 2011 - $16,300.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on the 25th day of October, 1996.

                              DYNAMARK CORPORATION


                              By: /s/ Allan P. Rothstein
  -------------------------------
                                  Allan P. Rothstein, President,
                                  principal executive and financial
                                  officer


Dated:  October 25, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature               Title                          Date
     ---------               --------                       ----

/s/ Allan P. Rothstein       President, Treasurer           October 25, 1996
-----------------------     and Director (principal
Allan P. Rothstein           executive and financial
     officer)

                                 EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------
   3.1*Restated Certificate of Incorporation (Exhibit 3.1 to
Registration Statement on Form  S-18, Registration No.
33-18218-NY (the "Registration Statement No. 33-18218-NY")

   3.2*By-laws of the Company, as amended (Exhibit 3.2 to the Registration Statement No. 33-18218-NY)

   4.1* Form of Common Stock Certificate
          (Exhibit 4.1 to the Registration Statement No. 33-18218-NY)

   10.1*Employment Agreement dated August 25, 1987 between Allan P. Rothstein and the Registrant (Exhibit 10.1 to the Registration
Statement No. 33-18218-NY)

   10.3 Letter Agreement extending Employment Agreement between Allan
P. Rothstein and Registrant.

   28.1*1987 Employee Incentive Stock Option Plan
         (Exhibit 28.1 to the Registration Statement No. 33-18218-NY)

* Incorporated by reference (pursuant to 17CFR Secs 201.24 and 240.125-32) to the document referenced in brackets following the description of such exhibits previously filed with the Commission.