Form 10-Q
period 1996-10-31
DYNAMARK CORP
filed 1996-12-11
CIK 824846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

For Quarter ended                                       Commission file number
October 31, 1996                                        33-18218-NY
-----------------                                       ----------------------

                              DYNAMARK CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           13-3376786
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

56 Dune Road, Atlantic Beach, New York                           11509
----------------------------------------                   -------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code              (516) 889-3630
                                                                --------------

                                      N/A
------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No
                                               ---

                Common Stock outstanding as of October 31, 1996:
                     18,000,000, par value .0001 per share.

                              DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         QUARTERLY REPORT FORM 10-Q FOR
                    THREE MONTHS ENDED OCTOBER 31, 1996 AND
                 FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1986)
                            THROUGH OCTOBER 31, 1996

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements:

                                                                       Page
                                                                       ----
            Balance Sheets at October 31,
             1996 and July 31, 1996                                     I-1

            Statements of Operations for the Three Months
             Ended October 31, 1996 and 1995 and for the
             Period From Inception (August 1, 1986) through
             October 31, 1996                                           I-2

            Statements of Cash Flows for the Three Months
             Ended October 31, 1996 and 1995 and for the
             Period From Inception (August 1, 1986) through
             October 31, 1996                                         I-3 - 5

            Notes to Financial Statements                             I-6 - 7


Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                 I-8

                           PART II. OTHER INFORMATION

Signatures                                                              II-1

                              DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                 OCTOBER 31, 1996 (UNAUDITED) AND JULY 31, 1996

                                     ASSETS

                                                     October 31,      July 31,
                                                         1996           1996
                                                     -----------     -----------
                                                     (Unaudited)
Current assets:
    Cash                                               $  59,686      $  61,702
    Prepaid income taxes                                      42             42
                                                       ---------      ---------
                  Total current assets                    59,728         61,744

Computer equipment - at cost, less
 accumulated depreciation of $13,556
 at October 31 and July 31, 1996                            --             --
                                                       ---------      ---------
                                                       $  59,728      $  61,744
                                                       =========      =========

                   LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
    Accrued liabilities and total
     current liabilities                               $  20,477      $  18,527
                                                       ---------      ---------
Due to officer                                           155,461        153,961
                                                       ---------      ---------
Shareholders' deficiency:
    Preferred stock - par value $.0001:
        Authorized - 5,000,000 shares
        Issued and outstanding - none
    Common stock - par value $.0001:
        Authorized - 50,000,000 shares
        Issued and outstanding - 18,000,000 shares
         at October 31 and July 31, 1996                   1,800          1,800
    Additional paid-in capital                           556,751        556,751
    Deficit accumulated during
     the development stage                              (674,761)      (669,295)
                                                       ---------      ---------
                                                        (116,210)      (110,744)
                                                       ---------      ---------
                                                       $  59,728      $  61,744
                                                       =========      =========

  The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                Period
                                                                                 from
                                                                               inception
                                                                               (August 1,
                                                                                 1986)
                                               Three months ended               through
                                                   October 31,                  October
                                              1996              1995            31, 1996
                                          ------------      ------------      ------------
Revenue:
    Interest income                       $        685      $        909      $    135,092
    Licensing revenue                             --                --               1,469
    Amortization of excess of fair
     value of investment over its
     book value at acquisition                    --                --             (17,500)
    Equity in operating
     losses of investee                           --                --             (14,894)
    Loss on write-downs for
     impairment of investments                    --                 (13)          (91,994)
                                          ------------      ------------      ------------
Total revenue                                      685               896            12,173
                                          ------------      ------------      ------------
Expenses:
    Salaries:
      Officer                                     --                --             282,980
      Other                                       --                --              29,820
    Automobile rental and expenses                --                --              28,618
    Professional fees                            3,150             6,865           163,301
    Other, including rent expense
     incurred to officer and director
     of $1,500 in 1996 and 1995 and
     $61,500 for the period from
     inception to October 31, 1996               3,001             2,585           169,508
    Licensing agreement:
      Costs                                       --                --              11,238
      Loss on termination                         --                --               1,469
                                          ------------      ------------      ------------
Total expenses                                   6,151             9,450           686,934
                                          ------------      ------------      ------------
Net loss during the
 development stage                        $     (5,466)     $     (8,554)     $   (674,761)
                                          ============      ============      ============
Loss per common share                     $       --        $       --        $       (.04)
                                          ============      ============      ============
Weighted average number                     18,000,000        18,000,000        17,661,468
                                          ============      ============      ============

  The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Period
                                                                                 from
                                                                               inception
                                                                               (August 1,
                                                   Three months ended            1986)
                                                       October 31               through
                                                 -----------------------        October
                                                   1996           1995          31, 1996
                                                 ---------      ---------      ---------
Operating activities:
    Net loss                                     $  (5,466)     $  (8,554)     $(674,761)
    Adjustments to reconcile net
    loss to net cash required by
    operating activities:
        Amortization of excess of fair
         value of investment over its
         book value at acquisition                    --             --           17,500
        Equity in operating
         losses of investee                           --             --           14,894
        Loss on write-downs for
         impairment of investments                    --               13         91,994
        Depreciation and amortization                 --             --           22,155
        Payment of deferred lease costs               --             --           (7,200)
        Payment of deposits                           --             --             (797)
        Reduction in deposits                         --             --              797
        Changes in operating
        assets and liabilities:
           Increase in accrued
            interest receivable                       --             --          (24,375)
           (Increase) decrease in
            prepaid income taxes                      --               20            (42)
           Increase in accrued liabilities           1,950          6,665         20,477
           Increase in due to officer                1,500          1,500        155,461
           Other business taxes paid
            by affiliate on behalf
            of the Company                            --             --              549
                                                 ---------      ---------      ---------
                  Net cash required by
                   operating activities             (2,016)          (356)      (383,348)
                                                 ---------      ---------      ---------

Investing activities:
    Purchase of investments
     and related advances                             --             --         (225,013)
    Proceeds of repayment of advances
     related to investments                           --             --          125,000
    Acquisition of computer equipment                 --             --          (13,556)
                                                 ---------      ---------      ---------
                  Net cash required by
                   investing activities               --             --         (113,569)
                                                 ---------      ---------      ---------

                  Subtotal (carried forward)        (2,016)          (356)      (496,917)

  The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Period
                                                                                  from
                                                                                inception
                                                                               (August 1,
                                                                                  1986)
                                                    Three months ended           through
                                                        October 31,              October
                                                    1996           1995         31, 1996
                                                 ---------      ---------      ---------
                  Subtotal (brought forward)     $  (2,016)     $    (356)     $(496,917)
                                                 ---------      ---------      ---------

Financing activities:
    Proceeds of sale of common stock
     pursuant to public offering                      --             --          576,030
    Payments of notes payable - affiliate             --             --          (19,427)
                                                 ---------      ---------      ---------
                  Net cash provided by
                   financing activities               --             --          556,603
                                                 ---------      ---------      ---------
Net increase (decrease) in cash
 and cash equivalents                               (2,016)          (356)        59,686

Cash - beginning                                    61,702         69,935           --
                                                 ---------      ---------      ---------
Cash - end                                       $  59,686      $  69,579      $  59,686
                                                 =========      =========      =========
Cash paid (received) during the periods for:
    Income taxes                                 $    --        $     384      $   5,893
                                                 =========      =========      =========
    Interest                                     $    (685)     $    (909)     $(110,717)
                                                 =========      =========      =========

  The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                       AND FOR THE PERIOD FROM INCEPTION
                      (AUGUST 1, 1986) TO OCTOBER 31, 1996
                                  (UNAUDITED)

Supplementary disclosures of noncash
investing and financing activities:

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

                              DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 1996 AND 1995
                                  (UNAUDITED)

Note A:         General:

                         The financial statements contained within are
                unaudited but reflect all adjustments which, in the opinion of the Company, are necessary to fairly present the financial posi tion of the Company as of October 31, 1996, and its results of operations and cash flows for the three month periods ended October 31, 1996 and 1995 and from inception (August 1, 1986) through October 31, 1996.

Note B:         Loss per share:

                         Loss per common share is computed as if all shares
                issued during a year had been outstanding as of the beginning of that year. Stock options and warrants have not been included in the calculation since inclusion of such shares would be anti-dilutive.

Note C:         Results of operations:

                         The Company has been in the development stage since
                its inception on August 1, 1986. The Company has not generated operating revenues as of October 31, 1996 and no assurance can be given that it will generate revenues and earnings in the future.

Note D:         Employment of consultant:

                         During the month of October 1991, the Company entered
                into an agreement with an entity to render consulting services to the Company in identifying equity or debt financing and/or potential merger candidates. Under the agreement, the Company paid a $5,000 nonrefundable fee to that entity, which has been included within professional fees during the three months ended October 31, 1991. Pursuant to the agreement terms, the Company will be obligated to pay an additional $5,000 upon identification of a potential source of financing or a merger/acquisition candidate for the Company. The Company is also obligated to make an additional $15,000 payment upon the successful closing (signed letter of intent) of either a financing agreement or merger/acquisition for the Company. In addition, the agreement also provides that the consulting entity will receive shares of Dynamark Corporation, which will be restricted pursuant to Rule 144 of the Securities and Exchange Commission. The agreement

                              DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 1996 AND 1995
                                  (UNAUDITED)

Note D:         Employment of
                consultant: (continued)

                specifies that it will terminate upon successful identifica tion of financing or a merger/acquisition or at such time as it is terminated by one of the parties.

                         As of October 31, 1996, there are no currently pending
                financings or merger/acquisitions subject to this agreement.

Note E:         Liquidity and
                capital resources:

                         There have been no material changes in the Company's
                financial position, liquidity or capital resources since July 31, 1996 other than the effect of incurring normal company operating expenses discussed in Note C.

                              DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 1996 AND 1995
                                  (UNAUDITED)

Item 2.         Management's discussion and
                analysis of financial conditions
                and results of operations:

                  .      Results of operations:

                                  The Company had a net loss of $5,466 for the
                         three months ended October 31, 1996 compared to $8,554 for the three months ended October 31, 1995, principally due to less professional fees being incurred during the current period.

                  .      Financial condition:

                                  The Company had a shareholders' deficiency of
                         $116,210 at October 31, 1996 compared to $110,744 at
                         July 31, 1996, its most recent year-end. The increase in shareholders' deficiency is due to the net loss sustained from operations during the three months ended October 31, 1996 of $5,466.

                                  The Company's principal asset at October 31,
                         1996 and its prior year ended July 31, 1996 continues to be cash. Changes in the Company's cash balance are prin cipally related to payment of operating expenses, primarily professional fees.

                                  The Company is expected to remain in the
                         develop ment stage for the foreseeable future. As such, the Company is likely to only incur professional fees and miscellaneous expenses in the future.

                              DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         QUARTER ENDED OCTOBER 31, 1996


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                                              DYNAMARK CORPORATION

December 11, 1996                                  By: /s/ Allan Rothstein
-----------------------                               ------------------------
                                                       ALLAN ROTHSTEIN
                                                       President and Director