Form 10-Q
period 1997-01-31
DYNAMARK CORP
filed 1997-03-03
CIK 824846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

For Quarter ended                                         Commission file number
January 31, 1997                                          33-18218-NY

                              DYNAMARK CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                              13-3376786
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                                Identification No.)

56 Dune Road, Atlantic Beach, New York                            11509
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            (516) 889-3630



                                      N/A
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                Common Stock outstanding as of January 31, 1997:
                     18,000,000, par value .0001 per share.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                         QUARTERLY REPORT FORM 10-Q FOR
              THREE AND SIX MONTHS ENDED JANUARY 31, 1997 AND 1996
               AND FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1986)
                            THROUGH JANUARY 31, 1997

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements:

                                                                                                                Page

                    Balance Sheets at January 31,
                     1997 and July 31, 1996                                                                      I-1

                    Statements of Operations for the Three and Six Months Ended
                     January 31, 1997 and 1996 and for the Period From Inception
                     (August 1, 1986) Through January 31, 1997                                                   I-2

                    Statements of Cash Flows for the Three and Six Months Ended
                     January 31, 1997 and 1996 and for the Period From Inception
                     (August 1, 1986) Through January 31, 1997                                                I-3 - 4

                    Notes to Financial Statements                                                             I-5 - 6


Item 2.           Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                                                                 I-7

                           PART II. OTHER INFORMATION

Signatures                                                                                                      II-1

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                 JANUARY 31, 1997 (UNAUDITED) AND JULY 31, 1996

                                     ASSETS

                                                            January 31,           July 31,
                                                               1997                 1996
                                                             --------             ---------
                                                            (Unaudited)

Current assets:
    Cash                                                     $105,150             $ 61,702
    Prepaid income taxes                                           42                   42
                                                             --------             ---------
                  Total current assets                        105,192               61,744

Computer equipment - at cost, less
 accumulated depreciation of $13,556

 at January 31, 1997 and July 31, 1996                            -                    -
                                                             --------             ---------

                                                             $105,192             $ 61,744
                                                             ========             =========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
    Accrued liabilities and total
     current liabilities                                     $ 15,472             $ 18,527
                                                             --------             ---------

Due to officer                                                156,961              153,961
                                                             --------             ---------
Shareholders' deficiency:
    Preferred stock - par value $.0001:
        Authorized - 5,000,000 shares
        Issued and outstanding - none
    Common stock - par value $.0001:
        Authorized - 50,000,000 shares
        Issued and outstanding - 18,000,000 shares
         at January 31, 1997 and July 31, 1996                  1,800                1,800
    Additional paid-in capital                                556,751              556,751
    Deficit accumulated during
     the development stage                                  (625,792)            (669,295)

                                                             --------             ---------

                                                             (67,241)            (110,744)
                                                             --------             ---------

                                                             $105,192             $ 61,744
                                                             ========             =========


   The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                 Three months ended
                                                                                                     January 31,
                                                                                         --------------------------------
                                                                                               1997                1996
                                                                                               ----                ----

Revenue:
    Interest income                                                                       $   55,997           $      903
    Licensing revenue                                                                            -                     -
    Amortization of excess of fair value of investment
     over its book value at acquisition                                                          -                     -
    Equity in operating losses of investee                                                       -                     -
    Loss on write-down for impairment of investment                                              -                     -
                                                                                         ----------           -----------

Total revenue                                                                                 55,997                  903
                                                                                         ----------           -----------
Expenses:
    Salaries:
      Officer                                                                                   -                      -
      Other                                                                                     -                      -
    Automobile rental and expenses                                                              -                      -
    Professional fees                                                                         4,000                    -
    Other, including rent expense incurred to officer and director of $1,500 for the three months ended January 31, 1997 and 1996, $3,000 for the six months ended January 31, 1997 and 1996 and $63,000 for the period from inception
     to January 31, 1997                                                                      3,028                 1,493
                                                                                         ----------           -----------
    Licensing agreement:
      Costs                                                                                     -                     -
      Loss on termination                                                                       -                     -
                                                                                         ----------           -----------

Total expenses                                                                                7,028                 1,493
                                                                                         ----------           -----------

Net income (loss) during the development stage                                           $   48,969           $      (590)
                                                                                         ==========           ===========

Income (loss) per common share                                                           $      -             $       -
                                                                                         ==========           ===========

Weighted average number of shares                                                        18,000,000            18,000,000
                                                                                         ==========           ===========



                                                                                          Six months ended           Period from
                                                                                             January 31,           inception (August
                                                                                  -------------------------------  1, 1986) through
                                                                                       1997                 1996   January 31, 1997
                                                                                       ----                 ----   ----------------
Revenue:
    Interest income                                                               $   56,682           $    1,812      $  191,089
    Licensing revenue                                                                     -                    -            1,469
    Amortization of excess of fair value of investment
     over its book value at acquisition                                                   -                    -          (17,500)
    Equity in operating losses of investee                                                -                    -          (14,894)
    Loss on write-down for impairment of investment                                       -                   (13)        (91,994)
                                                                                  ----------          -----------      ----------

Total revenue                                                                         56,682                1,799          68,170
                                                                                  ----------          -----------      ----------
Expenses:
    Salaries:
      Officer                                                                             -                    -          282,980
      Other                                                                               -                    -           29,820
    Automobile rental and expenses                                                        -                    -           28,618
    Professional fees                                                                  7,150                6,865         167,301
    Other, including rent expense incurred to officer and director of $1,500 for the three months ended January 31, 1997 and 1996, $3,000 for the six months ended January 31, 1997 and 1996 and $63,000 for the period from inception
     to January 31, 1997                                                               6,029                4,078         172,536
                                                                                  ----------          -----------      ----------
    Licensing agreement:
      Costs                                                                               -                    -           11,238
      Loss on termination                                                                 -                    -            1,469
                                                                                  ----------          -----------      ----------

Total expenses                                                                        13,179               10,943         693,962
                                                                                  ----------          -----------      ----------

Net income (loss) during the development stage                                    $   43,503          $    (9,144)     $ (625,792)
                                                                                  ==========          ===========      ==========

Income (loss) per common share                                                    $       -           $        -       $     (.04)
                                                                                  ==========          ===========      ==========

Weighted average number of shares                                                 18,000,000           18,000,000      17,669,529
                                                                                  ==========          ===========      ==========


The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Three months ended
                                                                                 January 31,
                                                                         --------------------------
                                                                           1997               1996
                                                                         --------           -------
Operating activities:
  Net income (loss)                                                      $ 48,969           $  (590)
  Adjustments to reconcile net income (loss) to net
  cash provided (required) by operating activities:
    Amortization of excess of fair value of investment
     over its book value at acquisition                                       -                 -
    Equity in operating losses of investee                                    -                 -
    Loss on write-down for impairment of investment                           -                 -
    Depreciation and amortization                                             -                 -
    Payment of deferred lease costs                                           -                 -
    Payment of deposits                                                       -                 -
    Reduction in deposits                                                     -                 -
    Changes in operating assets and liabilities:
        Increase in accrued interest receivable                               -                 -
        Increase in prepaid income taxes                                      -                 -
        Increase (decrease) in accrued liabilities                         (5,005)           (9,785)
        Increase in due to officer                                          1,500             1,500
        Other business taxes paid by affiliate on behalf of the Company       -                 -
                                                                         --------           -------
               Net cash provided (required) by operating activities        45,464            (8,875)
                                                                         --------           -------
Investing activities:
  Purchase of investments and related advances                                -                 -
  Proceeds of repayment of advances related to investments                    -                 -
  Acquisition of computer equipment                                           -                 -
                                                                         --------           -------
               Net cash required by investing activities                      -                 -
                                                                         --------           -------
Financing activities:
  Proceeds of sale of common stock pursuant to public offering                -                 -
  Payments of notes payable - affiliate                                       -                 -
                                                                         --------           -------
               Net cash provided by financing activities                      -                 -
                                                                         --------           -------

Net increase (decrease) in cash and cash equivalents                       45,464            (8,875)

Cash - beginning                                                           59,686            69,579
                                                                         --------           -------

Cash - end                                                               $105,150           $60,704

                                                                         ========           =======

Cash paid (received) during the periods for:

Income taxes                                                             $    -            $    -
                                                                         ========           =======

Interest                                                                 $ 55,997          $  (903)
                                                                         ========           =======


                                                                              Six months ended                     Period from
                                                                                  January 31,                   inception (August
                                                                         ----------------------------           1, 1986) through
                                                                            1997               1996             January 31, 1997
                                                                         ---------           --------           ----------------
Operating activities:
  Net income (loss)                                                       $ 43,503           $ (9,144)              $ (625,792)
  Adjustments to reconcile net income (loss) to net
  cash provided (required) by operating activities:
    Amortization of excess of fair value of investment
     over its book value at acquisition                                        -                  -                    17,500
    Equity in operating losses of investee                                     -                  -                    14,894
    Loss on write-down for impairment of investment                            -                  -                    91,994
    Depreciation and amortization                                              -                   13                  22,155
    Payment of deferred lease costs                                            -                  -                   (7,200)
    Payment of deposits                                                        -                  -                     (797)
    Reduction in deposits                                                      -                  -                       797
    Changes in operating assets and liabilities:
        Increase in accrued interest receivable                                -                  -                   (24,375)
        Increase in prepaid income taxes                                       -                   20                     (42)
        Increase (decrease) in accrued liabilities                          (3,055)            (3,120)                 15,472
        Increase in due to officer                                           3,000              3,000                 156,961
        Other business taxes paid by affiliate on behalf of the Company        -                  -                       549
                                                                         ---------           --------               ---------
               Net cash provided (required) by operating activities         43,448             (9,231)               (337,884)
                                                                         ---------           --------               ---------
Investing activities:
  Purchase of investments and related advances                                 -                  -                  (225,013)
  Proceeds of repayment of advances related to investments                     -                  -                   125,000
  Acquisition of computer equipment                                            -                  -                   (13,556)
                                                                         ---------           --------               ---------
               Net cash required by investing activities                       -                  -                  (113,569)
                                                                         ---------           --------               ---------
Financing activities:
  Proceeds of sale of common stock pursuant to public offering                 -                  -                   576,030
  Payments of notes payable - affiliate                                        -                  -                   (19,427)
                                                                         ---------           --------               ---------
               Net cash provided by financing activities                       -                  -                   556,603
                                                                         ---------           --------               ---------


Net increase (decrease) in cash and cash equivalents                        43,448             (9,231)                105,150

Cash - beginning                                                            61,702             69,935                     -
                                                                         ---------           --------               ---------

Cash - end                                                               $ 105,150           $ 60,704               $ 105,150
                                                                         =========           ========               =========

Cash paid (received) during the periods for:

Income taxes                                                             $     -             $    384               $   5,893
                                                                         =========           ========               =========

Interest                                                                 $  56,682           $ (1,812)              $(166,714)
                                                                         =========           ========               =========

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     THREE AND SIX MONTHS ENDED JANUARY 31,
                      1997 AND 1996 AND FOR THE PERIOD FROM
                 INCEPTION (AUGUST 1, 1986) TO JANUARY 31, 1997
                                   (UNAUDITED)

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

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 1997 AND 1996
                                   (UNAUDITED)

Note A:         General:


                         The financial statements contained within are unaudited
                but reflect all adjustments which, in the opinion of the Company, are necessary to fairly present the financial posi tion of the Company as of January 31, 1997, and its results of operations and cash flows for the three and six month periods ended January 31, 1997 and 1996 and from inception (August 1,
                1986) through January 31, 1997.

Note B:         Loss per share:

                         Loss per common share is computed as if all shares
                issued during a year had been outstanding as of the beginning of that year. Stock options and warrants have not been included in the calculation since inclusion of such shares would be anti-dilutive.

Note C:         Results of operations:

                         The Company has been in the development stage since its
                inception on August 1, 1986. The Company has not generated operating revenues as of January 31, 1997 and no assurance can be given that they will generate revenues and earnings in the future.

Note D:         Employment of consultant:

                         During the month of October 1991, the Company entered
                into an agreement with an entity to render consulting services to the Company in identifying equity or debt financing and/or potential merger candidates. Under the agreement, the Company paid a $5,000 nonrefundable fee to that entity, which has been included within professional fees during the three months ended October 31, 1991. Pursuant to the agreement terms, the Company will be obligated to pay an additional $5,000 upon identification of a potential source of financing or a merger/acquisition candidate for the Company. The Company is also obligated to make an additional $15,000 payment upon the successful closing (signed letter of intent) of either a financing agreement or merger/acquisition for the Company. In addition, the agreement also provides that the consulting entity will receive shares of Dynamark Corporation, which will be restricted pursuant to Rule 144 of the Securities and Exchange Commission. The agreement

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 1997 AND 1996
                                   (UNAUDITED)


Note D:         Employment of
                consultant: (continued)

                specifies that it will terminate upon successful identification of financing or a merger/acquisition or at such time as it is terminated by one of the parties.

                         As of January 31, 1997, there are no currently pending
                financings or merger/acquisitions subject to this agreement.

Note E:         Liquidity and
                capital resources:

                         There have been no material changes in the Company's
                financial position, liquidity or capital resources since July 31, 1996 other than the effect of incurring normal company operating expenses discussed in Note C.

Note F:         Recovery of loss on
                writedown for impair-
                ment of investment:

                         During the three months ended January 31, 1997, the
                Company received a payment against interest owed to the Company of $55,361 on a note receivable of $97,500 previously written off as a loss on writedown for impairment of invest ment. The due date of the note receivable has been extended to August 31, 1997.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 1997 AND 1996
                                   (UNAUDITED)

Item 2.         Management's discussion and
                analysis of financial condition
                and results of operations:

                  .      Results of operations:

                                  The Company had net income of $48,969 for the
                         three months ended January 31, 1997 compared to a net loss of $590 for the three months ended January 31, 1996, prin cipally due to receipt of interest income on a note receivable previously written off as impaired, as discussed in Note G to the financial statements.

                  .      Financial condition:


                                  The Company had a shareholders' deficiency of
                         $67,241 at January 31, 1997 compared to $110,744 at
                         July 31, 1996, its most recent year-end. The decrease in shareholders' deficiency is due to the net income sustained from operations during the six months ended January 31, 1997 of $43,503.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                         QUARTER ENDED JANUARY 31, 1997



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:                                                DYNAMARK CORPORATION

                                                     By: /s/ Allan Rothstein
---------------------------                             ------------------------
                                                        ALLAN ROTHSTEIN
                                                        President and Director