Form 10-Q
period 1997-04-30
DYNAMARK CORP
filed 1997-06-17
CIK 824846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934


For Quarter ended                                    Commission file number
 April 30, 1997                                            33-18218-NY
-----------------                                    ----------------------


                              DYNAMARK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter


          Delaware                                            13-3376786
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


56 Dune Road, Atlantic Beach, New York                             11509
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code             (516) 889-3630
                                                               ---------------
                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No
                                               ---     ---

         Common Stock outstanding as of April 30, 1997:
           18,000,000, par value .0001 per share.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTERLY REPORT FORM 10-Q FOR
                   THREE AND NINE MONTHS ENDED APRIL 30, 1997
                           AND 1996 AND FOR THE PERIOD
                         FROM INCEPTION (AUGUST 1, 1986)
                             THROUGH APRIL 30, 1997

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:
                                                                           Page
                                                                           ----
           Balance Sheets at April 30,
             1997 and July 31, 1996                                         I-1

           Statements of Operations for the Three and Nine Months Ended
             April 30, 1997 and 1996 and for the Period From Inception
             (August 1, 1986) Through April 30, 1997                        I-2

           Statements of Cash Flows for the Three and Nine Months Ended
             April 30, 1997 and 1996 and for the Period From Inception
             (August 1, 1986) through April 30, 1997                     I-3 - 4

         Notes to Financial Statements                                   I-5 - 6


Item 2.  Management's Discussion and analysis
           of Financial Condition and Results
           of Operations                                                    I-7


                    PART II. OTHER INFORMATION


Signatures                                                                  II-1

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                  APRIL 30, 1997 (UNAUDITED) AND JULY 31, 1996


                                     ASSETS

                                                                 April 30,   July 31,
                                                                  1997         1996
                                                               ---------    ---------
                                                              (Unaudited)
Current assets:
   Cash                                                        $ 101,373    $  61,702
   Prepaid income taxes                                              395           42
                                                               ---------    ---------

           Total current assets                                  101,768       61,744

Computer equipment - at cost, less accumulated
   depreciation of $13,556 at April 30, 1997
   and July 31, 1996                                                --           --
                                                               ---------    ---------

                                                               $ 101,768    $  61,744
                                                               =========    =========


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
   Accrued liabilities and total current liabilities           $  15,189    $  18,527
                                                               ---------    ---------

Due to officer                                                   158,461      153,961
                                                               ---------    ---------

Shareholders' deficiency:
   Preferred stock - par value $.0001:
     Authorized - 5,000,000 shares
     Issued and outstanding - none
   Common stock - par value $.0001:
     Authorized - 50,000,000 shares
     Issued and outstanding - 18,000,000 shares
       at April 30, 1997 and July 31, 1996                         1,800        1,800
   Additional paid-in capital                                    556,751      556,751
   Deficit accumulated during the development stage             (630,433)    (669,295)
                                                               ---------    ---------

                                                                 (71,882)    (110,744)
                                                               ---------    ---------

                                                               $ 101,768    $  61,744
                                                               =========    =========

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                      Three months ended
                                                                                           April 30,
                                                                                  ----------------------------
                                                                                      1997            1996
                                                                                  ------------    ------------
Revenue:
   Interest income                                                                $        479    $        690
   Licensing revenue                                                                      --              --
   Amortization of excess of fair value of investment
     over its book value at acquisition                                                   --              --
   Equity in operating losses of investee                                                 --              --
   Loss on write down for impairment of investment                                        --              --
                                                                                  ------------    ------------

Total revenue                                                                              479             690
                                                                                  ------------    ------------
Expenses:
   Salaries:
     Officer                                                                              --              --
     Other                                                                                --              --
   Automobile rental and expenses                                                         --              --
   Professional fees                                                                     2,967           2,134
   Other, including rent expense incurred to officer and director of $1,500 for the three months ended April 30, 1997 and 1996, $4,500 for the nine months ended April 30, 1997 and 1996 and $64,500 for the period from inception to
     April 30, 1997                                                                      2,153           3,109
   Licensing agreement:
     Costs                                                                                --              --
     Loss on termination                                                                  --              --
                                                                                  ------------    ------------

Total expenses                                                                           5,120           5,243
                                                                                  ------------    ------------
Net income (loss) during the development stage
                                                                                  $     (4,641)   $     (4,553)
                                                                                  ============    ============

Income (loss) per common share                                                    $       --      $       --
                                                                                  ============    ============

Weighted average number of shares outstanding                                       18,000,000      18,000,000
                                                                                  ============    ============


                                                                                       Nine months ended          Period from
                                                                                           April 30,           inception (August
                                                                                 ----------------------------  1, 1986) through
                                                                                     1997             1996      April 30, 1997
                                                                                 ------------    ------------    ------------
Revenue:
   Interest income                                                               $     57,161    $      2,502    $    191,568
   Licensing revenue                                                                     --              --             1,469
   Amortization of excess of fair value of investment
     over its book value at acquisition                                                  --              --           (17,500)
   Equity in operating losses of investee                                                --              --           (14,894)
   Loss on write down for impairment of investment                                       --               (13)        (91,994)
                                                                                 ------------    ------------    ------------

Total revenue                                                                          57,161           2,489          68,649
                                                                                 ------------    ------------    ------------
Expenses:
   Salaries:
     Officer                                                                             --              --           282,980
     Other                                                                               --              --            29,820
   Automobile rental and expenses                                                        --              --            28,618
   Professional fees                                                                   10,117           8,999         170,268
   Other, including rent expense incurred to officer and director of $1,500 for the three months ended April 30, 1997 and 1996, $4,500 for the nine months ended April 30, 1997 and 1996 and $64,500 for the period from inception to
     April 30, 1997                                                                     8,182           7,187         174,689
   Licensing agreement:
     Costs                                                                               --              --            11,238
     Loss on termination                                                                 --              --             1,469
                                                                                 ------------    ------------    ------------

Total expenses                                                                         18,299          16,186         699,082
                                                                                 ------------    ------------    ------------
Net income (loss) during the development stage
                                                                                 $     38,862    $    (13,697)   $   (630,433)
                                                                                 ============    ============    ============

Income (loss) per common share                                                   $       --      $       --      $       (.04)
                                                                                 ============    ============    ============

Weighted average number of shares outstanding                                      18,000,000      18,000,000      17,677,214
                                                                                 ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Three months ended
                                                                                         April 30,
                                                                                   ---------------------
                                                                                      1997        1996
                                                                                   ---------    --------

Operating activities:
   Net income (loss)                                                               $  (4,641)   $ (4,553)
   Adjustments to reconcile net income (loss) to net cash provided (required) by operating activities:
       Amortization of excess of fair value of investment
         over its book value at acquisition                                             --          --
       Equity in operating losses of investee                                           --          --
       Loss on write down for impairment of investment                                  --          --
       Depreciation and amortization                                                    --          --
       Payment of deferred lease costs                                                  --          --
       Payment of deposits                                                              --          --
       Reduction in deposits                                                            --          --
       Changes in operating assets and liabilities:
         Increase in accrued interest receivable                                        --          --
         (Increase) decrease in prepaid income taxes                                    (353)       --
         Increase (decrease) in accrued liabilities                                     (283)      3,415
         Increase in due to officer                                                    1,500       1,500
         Other business taxes paid by affiliate on behalf of the Company                --          --
                                                                                   ---------    --------

              Net cash provided (required) by operating activities                    (3,777)        362
                                                                                   ---------    --------
Investing activities:
   Purchase of investments and related advances                                         --          --
   Proceeds of repayment of advances related to investments                             --          --
   Acquisition of computer equipment                                                    --          --
                                                                                   ---------    --------

              Net cash required by investing activities                                 --          --
                                                                                   ---------    --------
Financing activities:
   Proceeds of sale of common stock pursuant to public offering                         --          --
   Payments of notes payable - affiliate                                                --          --
                                                                                   ---------    --------
              Net cash provided by financing activities                                 --          --
                                                                                   ---------    --------


Net increase (decrease) in cash and cash equivalents                                  (3,777)        362

Cash - beginning                                                                     105,150      60,704
                                                                                   ---------    --------

Cash - end                                                                         $ 101,373    $ 61,066
                                                                                   =========    ========
Cash paid (received) during the periods for:
   Income taxes                                                                    $     353    $   --
                                                                                   =========    ========

   Interest                                                                        $    (479)   $   (690)
                                                                                   =========    ========

                                                                                    Nine months ended      Period from
                                                                                        April 30,        inception (August
                                                                                   --------------------- 1, 1986) through
                                                                                     1997        1996     April 30, 1997
                                                                                   ---------    --------    ---------

Operating activities:
   Net income (loss)                                                               $  38,862    $(13,697)   $(630,433)
   Adjustments to reconcile net income (loss) to net cash provided (required) by operating activities:
       Amortization of excess of fair value of investment
         over its book value at acquisition                                             --          --         17,500
       Equity in operating losses of investee                                           --          --         14,894
       Loss on write down for impairment of investment                                  --          --         91,994
       Depreciation and amortization                                                    --            13       22,155
       Payment of deferred lease costs                                                  --          --         (7,200)
       Payment of deposits                                                              --          --            797
       Reduction in deposits                                                            --          --           (797)
       Changes in operating assets and liabilities:
         Increase in accrued interest receivable                                        --          --        (24,375)
         (Increase) decrease in prepaid income taxes                                    (353)         20         (395)
         Increase (decrease) in accrued liabilities                                   (3,338)        295       15,189
         Increase in due to officer                                                    4,500       4,500      158,461
         Other business taxes paid by affiliate on behalf of the Company                --          --            549
                                                                                   ---------    --------    ---------

              Net cash provided (required) by operating activities                    39,671      (8,869)    (341,661)
                                                                                   ---------    --------    ---------
Investing activities:
   Purchase of investments and related advances                                         --          --       (225,013)
   Proceeds of repayment of advances related to investments                             --          --        125,000
   Acquisition of computer equipment                                                    --          --        (13,556)
                                                                                   ---------    --------    ---------

              Net cash required by investing activities                                 --          --       (113,569)
                                                                                   ---------    --------    ---------
Financing activities:
   Proceeds of sale of common stock pursuant to public offering                         --          --        576,030
   Payments of notes payable - affiliate                                                --          --        (19,427)
                                                                                   ---------    --------    ---------
              Net cash provided by financing activities                                 --          --        556,603
                                                                                   ---------    --------    ---------


Net increase (decrease) in cash and cash equivalents                                  39,671      (8,869)     101,373

Cash - beginning                                                                      61,702      69,935         --
                                                                                   ---------    --------    ---------

Cash - end                                                                         $ 101,373    $ 61,066    $ 101,373
                                                                                   =========    ========    =========
Cash paid (received) during the periods for:
   Income taxes                                                                    $     353    $    384    $   6,246
                                                                                   =========    ========    =========

   Interest                                                                        $ (57,161)   $ (2,502)   $(167,193)
                                                                                   =========    ========    =========

   The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                  THREE MONTHS AND NINE MONTHS ENDED APRIL 30,
                      1997 AND 1996 AND FOR THE PERIOD FROM
                  INCEPTION (AUGUST 1, 1986) TO APRIL 30, 1997
                                   (UNAUDITED)




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

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


                             APRIL 30, 1997 AND 1996
                                   (UNAUDITED)

Note A:         General:

                         The financial statements contained within are unaudited
                but reflect all adjustments which, in the opinion of the Company, are necessary to fairly present the financial position of the Company as of April 30, 1997, and its results of operations and cash flows for the three and nine month periods ended April 30, 1997 and 1996 and from inception (August 1,
                1986) through April 30, 1997.


Note B:         Loss per share:

                         Loss per common share is computed as if all shares
                issued during a year had been outstanding as of the beginning of that year. Stock options and warrants have not been included in the calculation since inclusion of such shares would be anti-dilutive.


Note C:         Results of operations:

                         The Company has been in the development stage since its
                inception on August 1, 1986. The Company has not generated operating revenues as of April 30, 1997 and no assurance can be given that they will generate revenues and earnings in the future.


Note D:         Employment of consultant:

                         During the month of October 1991, the Company entered
                into an agreement with an entity who is to assist the Company in identifying equity or debt financing and/or potential merger candidates. Under the agreement, the Company paid a $5,000 nonrefundable fee to that entity, which has been included within professional fees during the three months ended October 31, 1991. Pursuant to the agreement terms, the Company will be obligated to pay an additional $5,000 upon identification of a potential source of financing or a merger/acquisition for the Company. The Company is also obligated to make an additional $15,000 payment upon the successful closing (signed letter of intent) of either a

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 1997 AND 1996
                                   (UNAUDITED)



Note D:         Employment of
                consultant: (continued)

                financing agreement or merger/acquisition for the Company. In addition, the agreement also provides that the entity will receive shares of Dynamark Corporation, which will be restricted pursuant to Rule 144 of the Securities and Exchange Commission. The agreement specifies that it will terminate upon successful identification of financing or a merger/acquisition or at such time as it is terminated by one of the parties.

                         As of April 30, 1997, there are no currently pending
                financings or merger/acquisitions subject to this agreement.


Note E:         Liquidity and
                capital resources:

                         There have been no material changes in the Company's
                financial position, liquidity or capital resources since July 31, 1996, other than the effect of incurring normal Company operating expenses, as discussed in Note C.


Note F:         Recovery of loss on
                writedown for impairment
                of investments:

                         During the nine months ended April 30, 1997, the
                Company received a payment against interest owed to the Company of $55,361 on a note receivable of $97,500 previously written off as a loss on writedown for impairment of investment. The due date of the note receivable has been extended to August 31, 1997.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 1997 AND 1996
                                   (UNAUDITED)




Item 2.         Management's discussion
                and analysis of financial
                conditions and results
                of operations:

                    o    Results of operations:

                                  The Company had a net loss of $4,641 for the
                         three months ended April 30, 1997 compared to $4,553 for the three months ended April 30, 1996, principally due to more professional fees being incurred during the current period.

                    o    Financial condition:

                                  The Company had shareholders' deficiency of
                         $71,882 at April 30, 1997 compared to $110,744 at July 31, 1996, its most recent year-end. The decrease in shareholders' deficiency is due to the net income sustained from operations during the nine months ended April 30, 1997 of $38,862.

                                  The Company's principal asset at April 30,
                         1997 and at its prior year ended July 31, 1996 continues to be cash. Changes in the Company's cash balance are principally related to payment of operating expenses, primarily professional fees.

                                  The Company is expected to remain in the
                         development stage for the foreseeable future. As such, the Company is likely to only incur professional fees and miscellaneous expenses in the future.

                      DYNAMARK CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          QUARTER ENDED APRIL 30, 1997


                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                                            DYNAMARK CORPORATION

June 15, 1997                                    By: /s/ Allan Rothstein
---------------------------                         ----------------------------
                                                     ALLAN ROTHSTEIN
                                                     President and Director