Form 10-K405
period 1997-07-31
DYNAMARK CORP
filed 1997-11-12
CIK 824846

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934

For the fiscal year ended July 31, 1997 or
                          -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934

For the transition period from __________ to __________

Commission File Number 33-18218-NY
                       -----------

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

Registrant's telephone number, including area code: (516) 889-3690
                                                    --------------

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

                  The voting stock of Dynamark Corporation (consisting of Common Stock, $.0001 par value) is traded in the over-the-counter market. However, no trades have been reported by the National Quotation Bureau, Inc. and any limited trading may not be reflective of the market value for the Company's voting stock held by non-affiliates. There were 18,000,000 shares of Common Stock of the Registrant outstanding on October 29, 1997, of which approximately 3,500,000 were held by non-affiliates.

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  Certain exhibits listed in Item 14 of Part IV have been incorporated by reference. The index to exhibits appears on page 14.

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

         The Company completed a public offering of its securities in August 1988, receiving net proceeds of approximately $557,000. Since that time, the business purpose of the Company has evolved to that of developing or acquiring an operating business. To date, the Company has not succeeded in accomplishing any of its goals. In fact, during this period, only two incidental business transactions have taken place, both related to participating in other companies' private placements for bridge loans. In both cases the Company received some stock from those companies as well as notes evidencing the loans, and in both cases the participation was not in excess of 10% of the total private placement. Both of these loans have been repaid.

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

Approximate Number of Equity Security Holders

         As of October 29, 1997, there were 24 holders of record of the Company's Common Stock. Such number of record owners was determined from the Company's stockholders' records and does not include beneficial owners of the Company's Common Stock, which shares are held in the names of various security holders, dealers and clearing agencies.


Item 6.  Selected Financial Data.

         The following selected data for the period indicated has been derived from the financial statements of the Company, a development stage entity. This information should be read in conjunction with the related financial statements and notes thereto included elsewhere in this report.

                  AS OF JULY 31, AND FOR THE PERIODS THEN ENDED

                                                                                  Cumulative
                                                                                  August 1, 1986
                                                                                  (Date of
                                                                                  Inception) to
                     1997        1996         1995         1994         1993      July 31, 1997
                     ----        ----         ----         ----         ----      -------------
Revenues (loss)   $ 163,495   $   3,156    $   3,787    $ (47,741)   $ (48,420)   $ 174,983
Net income
  (loss)            140,573     (16,299)     (32,636)    (120,954)    (135,668)    (528,722)
Income
  (loss) per
  common share          .01          --           --         (.01)        (.01)        (.03)
Total assets        205,222      61,744       73,510       99,374      170,018      205,222
Long-term debt      159,961     153,961      147,961      141,961           --      159,961


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         Income reflected in revenues for the fiscal year ended July 31, 1997 increased from that reported for the year ended July 31, 1995 by $159,708. Income reported during the years ended July 31, 1995 through 1997 consisted primarily of interest received on Company cash balances and the subsequent recovery of a promissory note, and related accrued interest, which is reflected in income for the fiscal year ended July 31, 1997. The note and accrued interest had been written off prior to 1995.

         Revenues for fiscal years ended July 31, 1994 and 1993 reflect amortization of goodwill and equity in losses of an investment aggregating $11,062 and $9,467, respectively. In addition, $39,760 was reflected during the year ended July 31, 1994 for a write-down of an impaired loan in default. In the fiscal year ended July 31, 1993, the Company recorded a write-down amounting to $52,221 relative to this defaulted loan. There were no additional write-downs for loan impairment subsequent to the year ended July 31, 1994 since the loan had been fully written-down as of July 31, 1994.

         During the year ended July 31, 1997, revenue includes recognition of the recovery of the principal amount of a note previously written off, together with accrued interest thereon. Shareholders' equity during the year ended July 31, 1997 increased by $140,573, resulting primarily from the recovery of principal and accrued and unpaid interest on a note previously written off.

         Management expects losses to continue however, unless the Company is successful in acquiring or merging with a profitable business operation. In an attempt to reduce losses, the president has agreed to render his services to the Company without further compensation until there has been a turnaround. The amount of future losses will depend upon administrative expenses, which management believes should not exceed $30,000 per year.

         Cash and cash equivalents utilized declined from $19,840 in fiscal year ended July 31, 1993 to $18,747 in fiscal year ended July 31, 1994, but increased in fiscal year ended July 31, 1995 to $28,794, declined to $8,233 in the fiscal year ended July 31, 1996, and increased to $37,891 in the fiscal year ended July 31, 1997. The increase in negative cash flow during the year ended July 31, 1995 from the year ended July 31, 1994 amounted to $10,047 and resulted from increased professional fees. The decrease in negative cash flow during the year ended July 31, 1996 from the year ended July 31, 1995 amounted to $20,561 and resulted principally from decreased professional fees. The change from a negative cash flow for the year ended July 31, 1996 of $8,233 to a positive cash flow of $37,891 for the year ended July 31, 1997 amounted to $46,124 and resulted principally from the recovery of a promissory note and accrued interest previously written off.

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

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

         Not applicable.

Item 10. Directors and Executive Officers.

         The directors and executive officers of the Company are as follows:

       Name                Age            Position
       ----                ---            --------

Allan P. Rothstein         39             President, Treasurer and Director



         All Directors serve for a term of one year and until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

         Allan P. Rothstein has been President and a director of the Company since its inception in August, 1986. From December, 1985 to the present, Mr. Rothstein has served as President and Chairman of the Board of Directors of Brown Wharton & Co., Inc., a financial services firm. From July 1990 to present Mr. Rothstein has been a securities trader for Fahnestock & Co. From November 1984 to May 1985, Mr. Rothstein was employed at Nash Weiss & Co., a registered broker-dealer. From May 1982 to December 1985, Mr. Rothstein was a Floor Trader, Floor Broker and Member of the New York Futures Exchange. Mr. Rothstein received a B.A. degree from the University of Pennsylvania in May of 1980. The portion of business time of Mr. Rothstein devoted to the affairs of the Company varies. However, as a general matter, the amount of time is generally less than 10% of his business time.

Item 11. Executive Compensation

         Allan P. Rothstein, President of the Company, was employed by the Company under an Employment Agreement ending August 1, 1997. Mr. Rothstein currently serves as President of the Company under an employment agreement and receives no compensation. During the fiscal year ended July 31, 1997, Mr. Rothstein was entitled to a salary of $50,000, which has been waived. Mr. Rothstein is also entitled, during the term of his employment agreement, to health insurance benefits, life insurance with premiums not to exceed $2,500 per annum with his wife and children as beneficiaries, the use of a Company owned or leased vehicle, and reimbursement for expenses which he may incur on behalf of the Company. Furthermore, if Mr. Rothstein dies at any time during the term of his employment agreement, the Company is obligated to pay to Mr. Rothstein's estate or wife, if married, a death benefit of $15,000. Mr. Rothstein's employment contract has been extended for another year until August 1, 1998 and he has advised the Company orally that he will continue to serve the Company without payment of salary.

         In the past, the Company's policy was to compensate directors who were not employees of the Company in the amount of $150 per meeting and reimburse them for the reasonable expenses incurred by them in connection with the Company's business. At present, there are no directors who are not employees of the Company.

Employee Incentive Stock Option Plan


         In April 1987, the Company adopted an Employee Incentive Stock Option Plan (the "Plan") intended to qualify under the provisions of the Internal Revenue Code of 1986. Pursuant to the Plan, the Company was authorized to grant stock options to purchase up to 2,500,000 shares of the Company's Common Stock to key personnel, including eligible officers, directors, employees and independent consultants of the Company. No options were ever granted under the Plan and, in accordance with its terms the Plan terminated on April 7, 1997.

Item 12. Security Ownership of Certain Beneficial
         Owners and Management

         The following table sets forth certain information as of November 1, 1997 with respect to the ownership of the Company's Common Stock by each person known by the Company to own beneficially more than 5% of such Common Stock, by each officer and director of the Company and by officers and directors as a group.

                                                     Amount and Percent-
                                                      age of Beneficial
                                                        Ownership (1)
                                                     -------------------

Directors, Officers                               Number of
and 5% Shareholders                                 Shares          Percent
-------------------                               ----------        -------

Allan P. Rothstein (2)                             1,000,000          5.5%
56 Dune Road
Atlantic Beach, New York 11909

Cynthia Rothstein (2)                             11,375,000         63.2
311 Links Drive West
Oceanside, New York 11572

Brown Wharton & Co., Inc. (2)                      1,000,000          5.5
56 Dune Road
Atlantic Beach, New York 11909

All Directors and Officers
as a Group (1 in number)                           1,000,000          5.5

--------------

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


Item 13. Certain Relationships and Related Transactions

         The Company currently maintains its principal offices at 56 Dune Road, Atlantic Beach, New York 11509, on a month-to-month basis with rent of $500 per month. The premises are owned by Allan P. Rothstein, President of the Company. The Company believes that the amount of monthly rent paid to Mr. Rothstein is comparable to the amount of rent which would be charged to unaffiliated companies for the same or similar space.

         In February 1991, the Company purchased for $100,000, $97,500 principal amount of 10% Promissory Notes of H-Power Corp., a Delaware corporation, headquartered in Bloomfield, New Jersey, and 25,000 common shares, par value $.001 per share of H Power. H Power is a developmental stage enterprise engaged in the development and exploitation of certain fuel cell and metal hydride technologies which involve alternative energy systems. The Promissory Notes, originally payable on February 3, 1993, were extended to be payable on the earlier of August 1, 1994 or the closing of any public offering by H Power. However, H Power failed to make payment when due on August 1, 1994 and consequently was in default for a second time. On October 13, 1997 the principal was collected in full, together with accrued and unpaid interest.

         Allan P. Rothstein, director and president of the Company beneficially owns 300,000 shares of H Power and the Company owns 25,000 shares; together with other members of his immediate family, they beneficially own in the aggregate 1,565,625 common shares, or 29% of the issued and outstanding shares of H Power.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on the 12th day of November, 1997.

                                        DYNAMARK CORPORATION


                                        By: /s/ Allan P. Rothstein
                                            ---------------------------------
                                            Allan P. Rothstein, President,
                                            principal executive and financial
                                            officer


Dated:  November 12, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                 Title                                  Date
     ---------                 -----                                  ----
/s/ Allan P. Rothstein         President, Treasurer                   November 12, 1997
--------------------------     and Director (principal executive
Allan P. Rothstein             and financial officer)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995
                AND THE PERIOD AUGUST 1, 1986 (DATE OF INCEPTION)
                                TO JULY 31, 1997

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

             YEARS ENDED JULY 31, 1997, 1996 AND 1995 AND THE PERIOD
               AUGUST 1, 1986 (DATE OF INCEPTION) TO JULY 31, 1997


                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 10-K


    (a)        1.  Financial Statements

                   The following indicated Financial Statements of the Company are annexed hereto immediately following the signature page to this Report:

                                                                                                   Page
                                                                                                   ----
                   Independent Auditors' Report                                                     F-1

                   Balance Sheet - July 31, 1997 and 1996                                           F-2

                   Statement of Operations - years ended July 31, 1997,
                     1996 and 1995 and the period August 1, 1986
                     (date of inception) to July 31, 1997                                        F-3 - F-4

                   Statement of Changes in Shareholders' Equity (Deficiency) -
                     years ended July 31, 1997, 1996 and 1995 and the
                     period August 1, 1986 (date of inception) to July 31, 1997                     F-5

                   Statement of Cash Flows - years ended July 31, 1997,
                     1996 and 1995 and the period August 1, 1986
                     (date of inception) to July 31, 1997                                        F-6 - F-7

                   Notes to Financial Statements                                                F-8 - F-14

               2.  Exhibits

                   Incorporated by reference to the Exhibit Index at the end of this Report.

    (b)        Reports on Form 8-K                                                              F-15 - F-16

                    [FRIEDMAN ALPREN & GREEN LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT



TO THE SHAREHOLDERS OF DYNAMARK CORPORATION


           We have audited the accompanying balance sheet of DYNAMARK CORPORATION (a development stage company) as of July 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity (deficiency) and cash flows for the years ended July 31, 1997, 1996 and 1995 and for the period August 1, 1986 (date of inception) to July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DYNAMARK CORPORATION (a development stage company) as of July 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended July 31, 1997, 1996 and 1995, and for the period August 1, 1986 (date of inception) to July 31, 1997, in conformity with generally accepted accounting principles.


October 7, 1997, except for
   Note 10, as to which the date is
   October 13, 1997

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                             JULY 31, 1997 AND 1996




                                                                                      1997             1996
                                                                                    ---------        ---------
                                     ASSETS

Current assets
   Cash - Note 3                                                                    $  99,593        $  61,702
   Note receivable - Note 10                                                           97,500             --
   Accrued interest receivable - Note 10                                                7,734             --
   Prepaid income taxes - Notes 2 and 11                                                  395               42
                                                                                    ---------        ---------

           Total current assets                                                       205,222           61,744

Computer equipment - at cost, less accumulated
   depreciation of $13,556 in 1997 and 1996 - Note 2                                     --               --
                                                                                    ---------        ---------

                                                                                    $ 205,222        $  61,744
                                                                                    =========        =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accrued expenses                                                                 $  15,432        $  18,527
                                                                                    ---------        ---------

Due to officer - Note 7                                                               159,961          153,961
                                                                                    ---------        ---------

Commitments - Notes 6 and 8                                                              --               --

Shareholders' equity (deficiency) - Note 9 Preferred stock, $.0001 par value;
   5,000,000 shares
     authorized, none issued                                                             --               --
   Common stock, $.0001 par value; 50,000,000 shares
     authorized, 18,000,000 shares issued and outstanding                               1,800            1,800
   Additional paid-in capital                                                         556,751          556,751

   Deficit accumulated during the development stage                                  (528,722)        (669,295)
                                                                                    ---------        ---------

                                                                                       29,829         (110,744)
                                                                                    ---------        ---------

                                                                                    $ 205,222        $  61,744
                                                                                    =========        =========

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS


                                                                                             Cumulative
                                                                                             August 1,
                                                                                                1986
                                                                                              (Date of
                                                                                             Inception)
                                                            Year Ended July 31,                  To
                                                 --------------------------------------       July 31,
                                                    1997          1996           1995           1997
                                                 ---------     ---------      ---------      ---------
Revenues
   Interest income                               $  65,995     $   3,169      $   3,787      $ 200,402
   Licensing revenue                                  --            --             --            1,469
   Amortization of excess of investment over
     net assets acquired - Note 2                     --            --             --          (17,500)
   Equity in operating losses of investee -
     Note 2                                           --            --             --          (14,894)
   Write-downs of investments - Note 2                --             (13)          --          (91,994)
   Recovery of note receivable written off -
     Note 10                                        97,500          --             --           97,500
                                                 ---------     ---------      ---------      ---------

           Total revenues                          163,495         3,156          3,787        174,983
                                                 ---------     ---------      ---------      ---------

Expenses
   Salaries
     Officer                                          --            --             --          282,980
     Other                                            --            --             --           29,820
   Automobile rental and expenses                     --            --             --           28,618
   Professional fees                                12,244         9,749         27,049        172,395
   Other, including rent expense incurred
     to officer of $6,000 in 1997, 1996 and
     1995 and $66,000 for the period from
     inception to July 31, 1997                     10,678         9,706          9,374        177,185
   Licensing agreement:
     Costs                                            --            --             --           11,238
     Loss on termination                              --            --             --            1,469
                                                 ---------     ---------      ---------      ---------

           Total expenses                           22,922        19,455         36,423        703,705
                                                 ---------     ---------      ---------      ---------


           Net income (loss)                     $ 140,573     $ (16,299)     $ (32,636)     $(528,722)
                                                 =========     =========      =========      =========

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                                                                             Cumulative
                                                                                             August 1,
                                                                                                1986
                                                                                              (Date of
                                                                                             Inception)
                                                            Year Ended July 31,                  To
                                                 ---------------------------------------      July 31,
                                                    1997          1996           1995           1997
                                                 ----------    ----------     ----------     ----------
Income (loss) per common share - Note 2          $      .01    $     --      $      --       $     (.03)
                                                 ==========    ==========     ==========     ==========

Weighted average number of shares
   outstanding - Note 2                          18,000,000    18,000,000     18,000,000     17,684,550
                                                 ==========    ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

             YEARS ENDED JULY 31, 1997, 1996 AND 1995 AND THE PERIOD
               AUGUST 1, 1986 (DATE OF INCEPTION) TO JULY 31, 1997

                                                                            Common Stock
                                                                          $.0001 Par Value         Additional
                                                                     -------------------------      Paid-In
                                                                       Shares         Amount        Capital
                                                                     ----------     ----------     ----------
Issuance of common stock                                             15,000,000     $    1,500     $     --

Issuances of common stock pursuant to a public offering - Note 9      3,000,000            300        556,751

Net loss for the period August 1, 1986 (date of inception)
   to July 31, 1994                                                        --             --             --
                                                                     ----------     ----------     ----------

Balance, July 31, 1994                                               18,000,000          1,800        556,751

Cumulative effect of change in accounting principle - valuation
   of marketable securities at fair value at beginning of year             --             --             --

Decrease in unrealized gain on marketable securities                       --             --             --

Net loss for year ended July 31, 1995                                      --             --             --
                                                                     ----------     ----------     ----------

Balance, July 31, 1995                                               18,000,000          1,800        556,751

Decrease in unrealized gain on marketable securities                       --             --             --

Net loss for year ended July 31, 1996                                      --             --             --
                                                                     ----------     ----------     ----------

Balance, July 31, 1996                                               18,000,000          1,800        556,751

Net income for year ended July 31, 1997                                    --             --             --
                                                                     ----------     ----------     ----------

Balance, July 31, 1997                                               18,000,000     $    1,800     $  556,751
                                                                     ==========     ==========     ==========

                                                                       Deficit        Unrealized
                                                                     Accumulated      Gain (Loss)
                                                                      During the          on
                                                                     Development      Marketable
                                                                        Stage         Securities        Total
                                                                      ----------      ----------      ----------
Issuance of common stock                                              $     --        $     --        $    1,500

Issuances of common stock pursuant to a public offering - Note 9            --              --           557,051

Net loss for the period August 1, 1986 (date of inception)
   to July 31, 1994                                                     (620,360)           --          (620,360)
                                                                      ----------      ----------      ----------

Balance, July 31, 1994                                                  (620,360)           --           (61,809)

Cumulative effect of change in accounting principle - valuation
   of marketable securities at fair value at beginning of year              --            10,925          10,925

Decrease in unrealized gain on marketable securities                        --            (7,813)         (7,813)

Net loss for year ended July 31, 1995                                    (32,636)           --           (32,636)
                                                                      ----------      ----------      ----------

Balance, July 31, 1995                                                  (652,996)          3,112         (91,333)

Decrease in unrealized gain on marketable securities                        --            (3,112)         (3,112)

Net loss for year ended July 31, 1996                                    (16,299)           --           (16,299)
                                                                      ----------      ----------      ----------

Balance, July 31, 1996                                                  (669,295)           --          (110,744)

Net income for year ended July 31, 1997                                  140,573            --           140,573
                                                                      ----------      ----------      ----------

Balance, July 31, 1997                                                $ (528,722)     $    -0-        $   29,829
                                                                      ==========      ==========      ==========

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                                                                                                Cumulative
                                                                                                August 1,
                                                                                                   1986
                                                                                                 (Date of
                                                                                                Inception)
                                                              Year Ended July 31,                   To
                                                   ---------------------------------------       July 31,
                                                      1997           1996           1995           1997
                                                   ---------      ---------      ---------      ---------
Cash flows from operating activities
   Net income (loss)                               $ 140,573      $ (16,299)     $ (32,636)     $(528,722)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities
       Equity in operating losses of investee           --             --             --           14,894
       Amortization of excess of investment
         over net assets acquired                       --             --             --           17,500
       Write-down of investments                        --               13           --           91,994
       Recovery of note receivable written off       (97,500)          --             --          (97,500)
       Depreciation and amortization                    --             --              172         22,155
       Changes in assets and liabilities
         Accrued interest receivable                  (7,734)          --             --          (32,109)
         Prepaid income taxes                           (353)           408             10           (395)
         Deferred lease costs                           --             --             --           (7,200)
         Deposits                                       --             --             --             (797)
         Deposits repaid                                --             --             --              797
         Accrued expenses                             (3,095)         1,645         (2,340)        15,432
         Due to officer                                6,000          6,000          6,000        159,961
         Other                                          --             --             --              549
                                                   ---------      ---------      ---------      ---------

           Net cash provided by (used in)
              operating activities                    37,891         (8,233)       (28,794)      (343,441)
                                                   ---------      ---------      ---------      ---------

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                                                                                                 Cumulative
                                                                                                 August 1,
                                                                                                    1986
                                                                                                  (Date of
                                                                                                 Inception)
                                                               Year Ended July 31,                   To
                                                     --------------------------------------       July 31,
                                                        1997          1996           1995           1997
                                                     ---------     ---------      ---------      ---------
Cash flows from investing activities
   Investments and related advances                  $    --       $    --        $    --        $(225,013)
   Proceeds from repayment of advances                    --            --             --          125,000
   Acquisition of computer equipment                      --            --             --          (13,556)
                                                     ---------     ---------      ---------      ---------

           Net cash used in investing activities          --            --             --         (113,569)
                                                     ---------     ---------      ---------      ---------
Cash flows from financing activities
   Proceeds of sale of common stock pursuant
     to a public offering                                 --            --             --          576,030
   Payments of notes payable, affiliate                   --            --             --          (19,427)
                                                     ---------     ---------      ---------      ---------
           Net cash provided by financing
              activities                                  --            --             --          556,603
                                                     ---------     ---------      ---------      ---------
Net increase (decrease) in cash and
   cash equivalents                                     37,891        (8,233)       (28,794)        99,593

Cash and cash equivalents, beginning
   of period                                            61,702        69,935         98,729           --
                                                     ---------     ---------      ---------      ---------

Cash, end of period                                  $  99,593     $  61,702      $  69,935      $  99,593
                                                     =========     =========      =========      =========
Supplemental cash flow disclosures
   Income taxes paid                                 $     453     $     384      $     411      $   6,346
                                                     =========     =========      =========      =========

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


1 - DEVELOPMENT STAGE COMPANY

         The Company, a Delaware corporation, has been in the development stage since its formation on August 1, 1986. It has not generated operating revenues as of July 31, 1997, and no assurance can be given that it will generate operating revenues and earnings in the future.


2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Stock Registration Costs

         Stock registration costs of $42,949 incurred by the Company in connection with its initial public offering were charged to additional paid-in capital.

    Amortization of Excess of Investment in H Power Corp. over Net Assets Acquired and Related Matters

         The $100,000 excess of the cost of the investment in H Power Corp., which consisted of common stock acquired and interest-bearing loans made by the Company, over net assets acquired, was amortized in a manner similar to goodwill over an estimated life of 20 years under the straight-line method until July 31, 1995.

         The Company accounted for its investment in H Power Corp. under the equity method, pursuant to Accounting Principles Board Opinion No. 18, until the year ended July 31, 1995, when the remaining balance of the investment was written off as an impairment loss. From the acquisition date of the investment until the balance was written off, the following amounts relating to the investment were included as reductions of revenues:

             Amortization of excess of investment over
              net assets acquired                                   $  17,500
             Equity in operating losses                                14,894
             Write-down, including accrued interest receivable,
               of $24,375                                              91,981
                                                                    ---------

                                                                    $ 124,375
                                                                    =========

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Loss Per Share of Common Stock

         Loss per share of common stock is computed as if all shares had been outstanding as of the beginning of the year. Stock options and warrants have not been included in the calculation of losses per share, since inclusion would be anti-dilutive.

    Depreciation

         Depreciation on computer equipment was computed over its estimated useful life of five years using the straight-line method.

    Deferred Income Taxes

         At July 31, 1997 and 1996, deferred income tax assets include the future benefits of net operating loss carryforwards and temporary differences resulting from write-downs on an investment, which are nondeductible for tax purposes. The deferred tax assets in each year have been reduced by a valuation allowance equal to the total of such assets.

    New Financial Accounting Standards

         During the year ended July 31, 1994, the Company changed its method of accounting for income taxes to conform to the requirements of Statement on Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This change had no effect on the net loss reported by the Company for the year ended July 31, 1994.

         The Company elected to change its method of accounting for marketable equity securities for the year ended July 31, 1995 to conform to the requirements of SFAS No. 115. The cumulative effect of this adoption was an unrealized gain of $10,925, and was reported as a component of shareholders' deficiency at August 1, 1994.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    New Financial Accounting Standards (Continued)

         At July 31, 1995, marketable equity securities, which were classified as available-for-sale, were valued at the fair value of the securities and the unrealized gain was reflected in shareholders' deficiency.

         A summary of changes in unrealized gains and losses on available-for-sale securities is as follows:

                                                          1996         1995
                                                        --------     --------

         Balance, beginning of year                     $  3,112     $   -

         Cumulative effect of change in accounting
            principle                                       -          10,925

         Decrease in unrealized gain                      (3,112)      (7,813)
                                                        --------     --------

         Balance, end of year                           $  -0-       $  3,112
                                                        ========     ========


3 - CONCENTRATION OF CREDIT RISK

         The Company maintains a money market fund with a stock brokerage firm. The balance is insured up to $500,000 by the Securities Investor Protection Corporation.


4 - MARKETABLE EQUITY SECURITIES

         The Company held 125,000 publicly traded shares of Phoenix Laser Systems, Inc., in which the Company had less than a controlling interest, of original $.0001 par value common stock valued at the lower of cost or market. At July 31, 1997 and 1996, the Company is holding 12,500 shares of this entity's $.000001 par value common stock, as a result of a 10 for 1 reverse stock split. The shares had a market value of $1 per share on August 17, 1989, when they were sold to the public. At July 31, 1994, the securities were recorded at a cost of $13. At August 1, 1994 and July 31, 1995, the securities were recorded at their fair values of $10,938 and $3,112, respectively, under the provisions of SFAS No. 115, resulting in a decrease in the unrealized gain of $7,813 for the year ended July 31, 1995.

    During the year ended July 31, 1996, Phoenix Laser Systems, Inc. ceased operations and the Company recognized a realized loss of $13 on the permanent decline in value of this investment. Accordingly, there was no remaining unrealized gain at July 31, 1996.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


5 - LICENSING AGREEMENT

         During the year ended July 31, 1991, the Company entered into a licensing agreement to distribute a video cassette. For the period in which the agreement was operative, the Company incurred licensing costs of approximately $11,200. During the year ended July 31, 1992, the agreement was terminated, resulting in a loss of $1,469.


6 - CONSULTING AGREEMENT

         During the year ended July 31, 1992, the Company entered into an agreement with an entity to render consulting services to the Company in identifying equity or debt financing and/or potential merger candidates. Under the agreement, the Company paid a $5,000 nonrefundable fee to that entity, which was included in professional fees for the year ended July 31, 1992. Pursuant to the agreement terms, the Company will be obligated to pay an additional $5,000 upon identification of a potential source of financing or a merger/acquisition candidate. The Company is also obligated to make an additional $15,000 payment upon the successful closing (signed letter of intent) of either a financing agreement or merger/acquisition. In addition, the agreement provides that the consulting entity will receive shares of Dynamark Corporation, which will be restricted pursuant to Rule 144 of the Securities and Exchange Commission. The agreement specifies that it will terminate upon successful identification of financing or a merger/acquisition, or when it is terminated by one of the parties.

         During the year ended July 31, 1992, the Company entered into a transaction covered by the consulting agreement, which resulted in a letter of intent qualifying for compensation under the agreement. During that year, the transaction was aborted. The Company incurred consulting fees of $2,500 to this consultant in settlement of its obligation concerning the letter of intent.

         As of July 31, 1997, there are no currently pending financings or merger/acquisitions subject to this agreement, which remains in effect.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


7 - RELATED PARTY TRANSACTIONS

    Rent

         The Company rents its principal office space from its president. Rentals began August 1, 1988 on a month-to-month basis at $500 per month. Rent expense incurred was $6,000 for the years ended July 31, 1997, 1996 and 1995. As of July 31, 1997 and 1996, $34,000 and $28,000, respectively, of unpaid rent expense is included in due to officer.

    Due to Officer

         At July 31, 1997 and 1996, due to officer consists of noninterest-bearing amounts due to the president of the Company as follows:

                                                       1997           1996
                                                     --------       --------

              Officer's salary (see Note 8)          $125,961       $125,961
              Rent                                     34,000         28,000
                                                     --------       --------

                                                     $159,961       $153,961
                                                     ========       ========

8 - COMMITMENT

         In August 1997, the Company renewed the contract with its president for a period of one year, commencing August 1, 1997, at a minimum annual salary of $50,000 a year, plus certain guaranteed fringe benefits. These benefits include medical and life insurance coverage, use of a Company-owned vehicle and reimbursement of related expenses, and a death benefit of $15,000 payable to the employee's estate or spouse if the employee dies during the term of the agreement. The Company will recognize the cost of providing the life insurance benefit by charging expense at the time the death benefit is paid. Beginning April 30, 1994 and continuing until the Company makes a financial turnaround, the president has agreed to provide his services without compensation. At July 31, 1997 and 1996, approximately $126,000 of the president's salary for the period prior to April 30, 1994 is unpaid and is included in due to officer.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


9 - COMMON AND PREFERRED STOCK

    Public Offering of Common Stock and Related Warrants

         Pursuant to a proposed public offering of 100,000 units, the Company, on July 22, 1988, sold 84,335 units (under a minimum offering) at $6.00 per unit, consisting of 2,530,050 shares of the Company's $.0001 par value common stock and warrants to purchase an additional 10,120,200 shares of the authorized but unissued $.0001 par value common stock of the Company. Each unit consisted of 30 shares of common stock and 60 each of Series A and Series B warrants. The warrants consisted of Series A warrants to purchase 5,060,100 shares of common stock, exercisable from the effective date of the offering until March 10, 1992, at $.25 per share; and Series B warrants to purchase 5,060,100 shares of common stock, exercisable from the effective date of the offering until March 10, 1992, at $.40 per share. The Company had the right to redeem the warrants at $.005 each during the exercise period upon 30 days' prior written notice.

         On August 8, 1988, the remaining 15,665 units of the offering were sold, representing 469,950 shares of $.0001 common stock and the related A and B warrants to purchase additional common shares of 939,900 each. The proceeds of the sale were $93,990.

         None of the A or B warrants were exercised or redeemed through March 10, 1992, when the warrants expired.

    Preferred Stock

         The Company has authorized 5,000,000 shares of preferred stock, which may be issued in one or more series at the discretion of the board of directors, and which will be entitled to a preference over common stock as to dividends and liquidation values. At July 31, 1997, none of the preferred stock has been issued.

    Incentive Stock Options Plan

         In April 1987, the Company adopted an Employee Incentive Stock Option Plan under which 2,500,000 shares of the common stock of the Company were authorized for issuance to key personnel, including eligible officers, directors, employees and independent consultants. The Plan terminated on April 7, 1997. No options were granted under the Plan.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


10 - RECOVERY OF NOTE RECEIVABLE WRITTEN OFF

          During the year ended July 31, 1997, the Company collected approximately $24,000 of interest on a note receivable of $97,500 previously written off. On October 13, 1997, the principal was collected in full. The recovery is reflected as of July 31, 1997 in the accompanying financial statements.


11 - INCOME TAXES

          The Company has net operating loss carryforwards of approximately $370,000 available to reduce future Federal taxable income expiring during the years 2004 to 2011.

          A valuation allowance of $149,000 and $203,000 was reflected at July 31, 1997 and 1996, respectively, representing the full amount of the related deferred tax assets at those dates. The allowance is required as realization of the deferred tax asset is not assured.


12 - SUPPLEMENTARY NONCASH INVESTING AND FINANCING ACTIVITIES

          During the period from August 1, 1986 (date of inception) to July 31, 1987, the Company incurred deferred registration costs of $10,000 in connection with its initial public offering. These costs and another $90 were paid by the Company's affiliate on behalf of the Company. As consideration for the disbursements of $10,090, the Company issued its noninterest-bearing note payable of $9,990 to this affiliate plus 1,000,000 shares of its $.0001 common stock for $100.

          During the year ended July 31, 1988, the Company's affiliate paid an additional $9,437 on behalf of the Company, consisting of $459 of other business taxes and $8,978 of stock registration costs, for which the Company issued an interest-bearing note payable.

          During the period from August 1, 1986 (date of inception) to July 31, 1987, the Company issued 14,000,000 shares of its $.0001 common stock as payment for $1,400 of organization costs.

          During the year ended July 31, 1995, liabilities of $141,961 for salary and rent incurred to the president of the Company were reclassified as a long-term liability based on the officer's intent not to demand payment of these obligations for a period of at least one year from the balance sheet date.

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 8-K
                Current Report Pursuant to Section 13 or 15(d)
                    of The Securities Exchange Act of 1934

       Date of Report (date of earliest event reported): July 31, 1997

                             DYNAMARK CORPORATION
_______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

     Delaware                    33-18218-NY                 13-3376786
__________________         _____________________        _______________________
(State or other               (Commission                 (I.R.S. Employer
 jurisdiction of              File Number)                Identification No.)
  incorporation)


56 Dune Road, Atlantic Beach, New York                        11509
________________________________________                   ______________
(Address of principal executive offices)                    (Zip Code)


(Registrant's telephone number, including area code)       (516) 889-3630
                                                           ______________

Item 4:  Changes in Registrant's Certifying Accountant

         On July 31, 1997, Dynamark Corporation engaged the accounting firm of Friedman Alpren & Green LLP, Certified Public Accountants, as its independent public accountants to audit Registrant's financial statements for the fiscal year ended July 31, 1997. The financial statements for the Registrant's fiscal year ended July 31, 1996 were audited by the independent public accounting firm of Putterman, Rush & Shapiro LLP, Certified Public Accountants, who issued an unqualified certification for the year then ended. Putterman, Rush & Shapiro LLP merged with Friedman Alpren & Green LLP, effective April 1, 1997, and consequently Friedman Alpren & Green LLP has become the successor auditor.

         A copy of Putterman, Rush & Shapiro LLP's letter to the Securities and Exchange Commission, dated July 31, 1997, is filed as Exhibit I to this Form 8-K.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Dynamark Corporation
                                          (Registrant)



July 31, 1997                             By ____________________________
                                             Allan Rothstein,
                                             President

                [LETTERHEAD OF PUTTERMAN, RUSH & SHAPIRO LLP]

                                                                     Exhibit I

                                                July 31, 1997

Office of the Chief Accountant
SECPS Letter File
Securities and Exchange Commission
Mail Stop 9-5
450 Fifth Street, N.W.
Washington, D.C. 20549

Gentlemen:

     We are pleased to inform you that Putterman, Rush & Shapiro LLP, Certified Public Accountants, were the independent accountants for Dynamark Corporation for its financial statements for the years ended July 31, 1996 and 1995, upon which our firm expressed unqualified opinions as certified public accountants. Putterman, Rush & Shapiro LLP merged with the firm of Friedman Alpren & Green LLP, Certified Public Accountants, effective April 1, 1997. Friedman Alpren & Green LLP has been appointed as Dynamark Corporation's independent accountants for that entity's financial statements for its fiscal year ended July 31, 1997, as indicated in their Form 8-K under Item 4 as filed by them on July 31, 1997. Friedman Alpren & Green LLP is our successor and is the surviving entity of our CPA firm's merger with them.

                                             Very truly yours,

                                             /s/ Putterman, Rush & Shapiro LLP
                                             _________________________________
                                             Putterman, Rush & Shapiro LLP
                                             Certified Public Accountants

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

    3.1* Restated Certificate of Incorporation (Exhibit 3.1 to Registration Statement on Form S-18, Registration No. 33-18218-NY (the "Registration Statement No. 33-18218-NY")


    3.2* By-laws of the Company, as amended (Exhibit 3.2 to the Registration Statement No. 33-18218-NY)

    4.1* Form of Common Stock Certificate (Exhibit 4.1 to the Registration Statement No. 33-18218-NY)

   10.1* Employment Agreement dated August 25, 1987 between Allan P. Rothstein and the Registrant (Exhibit 10.1 to the Registration Statement No. 33-18218-NY)

   10.3        Letter Agreement extending Employment Agreement between Allan P.
               Rothstein and Registrant.

   28.1* 1987 Employee Incentive Stock Option Plan (Exhibit 28.1 to the Registration Statement No. 33-18218-NY)


* Incorporated by reference (pursuant to 17CFR Secs 201.24 and 240.125-32) to the document referenced in brackets following the description of such exhibits previously filed with the Commission.