Form 10-Q
period 1997-10-31
DYNAMARK CORP
filed 1997-12-16
CIK 824846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934




For Quarter ended                                         Commission file number
October 31, 1997                                               33-18218-NY
-----------------                                         ----------------------


                              DYNAMARK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             13-3376786
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


56 Dune Road, Atlantic Beach, New York                            11509
--------------------------------------                      -----------------
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code           (516) 889-3630
                                                             ----------------



                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---


         Common Stock outstanding as of October 31, 1997:
          18,000,000, par value .0001 per share.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTERLY REPORT FORM 10-Q FOR
                     THREE MONTHS ENDED OCTOBER 31, 1997 AND
                 FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1986)
                            THROUGH OCTOBER 31, 1997


                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements:
                                                                       Page
                                                                       ----

            Balance Sheet - October 31,
              1997 and July 31, 1997                                    I-1

            Statement of Operations - Three Months Ended
              October 31, 1997 and 1996 and the Period
              August 1, 1986 (date of inception)
              to October 31, 1997                                     I-2 - 3

            Statement of Cash Flows - Three Months Ended
              October 31, 1997 and 1996 and the Period
              August 1, 1986 (date of inception)
              to October 31, 1997                                     I-4 - 5

            Notes to Financial Statements                             I-6 - 7


Item 2.   Management's Discussion and Analysis
            of Financial Conditions and Results
            of Operations                                               I-8


                     PART II. OTHER INFORMATION


Signatures                                                              II-1

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                 OCTOBER 31, 1997 (UNAUDITED) AND JULY 31, 1997


                                     ASSETS
                                     ------

                                                                           October 31,            July 31,
                                                                               1997                 1997
                                                                           -----------            --------
                                                                           (Unaudited)

Current assets
   Cash                                                                   $     205,147         $      99,593
   Note receivable                                                                -                    97,500
   Accrued interest receivable                                                    -                     7,734
   Prepaid income taxes                                                             395                   395
                                                                          -------------         -------------

           Total current assets                                                 205,542               205,222

Computer equipment - at cost, less accumulated
   depreciation of $13,556 in 1997 and 1996                                       -                     -
                                                                          -------------         -------------

                                                                          $     205,542         $     205,222
                                                                          =============         =============

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

Current liabilities
   Accrued expenses                                                       $      18,059         $      15,432
                                                                          -------------         -------------

Due to officer                                                                  161,461               159,961
                                                                          -------------         -------------

Shareholders' equity
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized, none issued                                                      -                     -

   Common stock, $.0001 par value; 50,000,000 shares
     authorized, 18,000,000 shares issued and outstanding                         1,800                 1,800
   Additional paid-in capital                                                   556,751               556,751
   Deficit accumulated during the development stage                         (   532,529)             (528,722)
                                                                          -------------         -------------

                                                                                 26,022                29,829
                                                                          -------------         -------------

                                                                          $     205,542         $     205,222
                                                                          =============         =============


The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                                         Cumulative
                                                                                                          August 1,
                                                                                                            1986
                                                                                                          (Date of
                                                                                                         Inception)
                                                                           Three Months Ended                To
                                                                               October 31,               October 31,
                                                                        1997               1996             1997
                                                                   -------------      -------------     ------------
Revenues
   Interest income                                                 $       2,138      $         685       $  202,540
   Licensing revenue                                                        -                  -               1,469
   Amortization of excess of investment over
     net assets acquired                                                    -                  -            ( 17,500)
   Equity in operating losses of investee                                   -                  -            ( 14,894)
   Write-downs of investments                                               -                  -            ( 91,994)
   Recovery of note receivable written off                                  -                  -              97,500
                                                                   -------------      -------------       ----------

           Total revenues                                                  2,138                685          177,121
                                                                   -------------      -------------       ----------

Expenses
   Salaries
     Officer                                                                -                  -             282,980
     Other                                                                  -                  -              29,820
   Automobile rental and expenses                                           -                  -              28,618
   Professional fees                                                       2,943              3,150          175,338
   Other, including rent expense incurred
     to officer of $1,500 in 1997 and 1996
     and $67,500 for the period from
     inception to October 31, 1997                                         3,002              3,001          180,187
   Licensing agreement:
     Costs                                                                  -                  -              11,238
     Loss on termination                                                    -                  -               1,469
                                                                   -------------      -------------       ----------

           Total expenses                                                  5,945              6,151          709,650
                                                                   -------------      -------------       ----------

           Net loss                                                $      (3,807)     $      (5,466)      $( 532,529)
                                                                   =============      =============       ==========



The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                                     Cumulative
                                                                                      August 1,
                                                                                        1986
                                                                                      (Date of
                                                                                     Inception)
                                                   Three Months Ended                    To
                                                       October 31,                  October 31,
                                              1997                 1996                 1997
                                           ----------          -----------         ------------

Income (loss) per common share              $   -0-             $    -0-            $     (.03)
                                           ==========           ==========          ==========


Weighted average number of shares
   outstanding                             18,000,000           18,000,000          17,691,560
                                           ==========           ==========          ==========










The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                          Cumulative
                                                                                                          August 1,
                                                                                                             1986
                                                                                                           (Date of
                                                                                                          Inception)
                                                                           Three Months Ended                 To
                                                                               October 31,               October 31,
                                                                          1997             1996              1997
                                                                     -------------    -------------     ------------
Cash flows from operating activities
   Net loss                                                          $      (3,807)   $      (5,466)    $    (532,529)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities
       Equity in operating losses of investee                                -                -                14,894
       Amortization of excess of investment
         over net assets acquired                                            -                -                17,500
       Write-down of investments                                             -                -                91,994
       Recovery of note receivable written off                               -                -            (   97,500)
       Depreciation and amortization                                         -                -                22,155
       Changes in assets and liabilities

         Accrued interest receivable                                         7,734            -            (   24,375)
         Prepaid income taxes                                                -                -            (      395)
         Deferred lease costs                                                -                -            (    7,200)
         Deposits                                                            -                -            (      797)
         Deposits repaid                                                     -                -                   797
         Accrued expenses                                                    2,627            1,950            18,059
         Due to officer                                                      1,500            1,500           161,461
         Other                                                               -                -                   549
                                                                     -------------    -------------     -------------

           Net cash provided by (used in)
              operating activities (carried forward)                         8,054           (2,016)         (335,387)
                                                                     -------------    -------------     -------------



The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                          Cumulative
                                                                                                          August 1,
                                                                                                             1986
                                                                                                           (Date of
                                                                                                          Inception)
                                                                           Three Months Ended                 To
                                                                               October 31,               October 31,
                                                                          1997             1996              1997
                                                                     -------------    -------------     ------------

Net cash provided by (used in)
   operating activities (brought forward)                            $       8,054    $      (2,016)     $   (335,387)
                                                                     -------------    -------------      ------------

Cash flows from investing activities
   Investments and related advances                                          -                -              (225,013)
   Proceeds from repayment of advances                                       -                -               125,000
   Proceeds from collection of note receivable                              97,500            -                97,500

   Acquisition of computer equipment                                         -                -            (   13,556)
                                                                     -------------    -------------      ------------

           Net cash provided by (used in)
              investing activities                                          97,500            -            (   16,069)
                                                                     -------------    -------------      ------------

Cash flows from financing activities
   Proceeds of sale of common stock pursuant
     to a public offering                                                    -                -               576,030
   Payments of notes payable, affiliate                                      -                -            (   19,427)
                                                                     -------------    -------------      ------------

           Net cash provided by financing
              activities                                                     -                -               556,603
                                                                     -------------    -------------      ------------

Net increase (decrease) in cash                                            105,554           (2,016)          205,147

Cash, beginning of period                                                   99,593           61,702             -
                                                                     -------------    -------------      ------------

Cash, end of period                                                  $     205,147    $      59,686      $    205,147
                                                                     =============    =============      ============

Supplemental cash flow disclosures
   Income taxes paid                                                 $      -0-       $      -0-        $       6,346
                                                                     =============    =============     =============



The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




1 - GENERAL

          The financial statements contained within are unaudited but reflect all adjustments which, in the opinion of the Company, are necessary to fairly present the financial position of the Company as of October 31, 1997, and its results of operations and cash flows for the three month periods ended October 31, 1997 and 1996 and from inception (August 1, 1986) through October 31, 1997.



2 - LOSS PER SHARE

          Loss per common share is computed as if all shares issued during a year had been outstanding as of the beginning of that year. Stock options and warrants have not been included in the calculation since inclusion of such shares would be anti-dilutive.


3 - RESULTS OF OPERATIONS

          The Company has been in the development stage since its inception on August 1, 1986. The Company has not generated operating revenues as of October 31, 1997 and no assurance can be given that it will generate revenues and earnings in the future.


4 - CONSULTING AGREEMENT

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



                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




4 - CONSULTING AGREEMENT (Continued)

          During the year ended July 31, 1992, the Company entered into a transaction covered by the consulting agreement, which resulted in a letter of intent qualifying for compensation under the agreement. During that year, the transaction was aborted. The Company incurred consulting fees of $2,500 to this consultant in settlement of its obligation concerning the letter of intent.

          As of October 31, 1997, there are no currently pending financings or merger/acquisitions subject to this agreement, which remains in effect.


5 - LIQUIDITY AND CAPITAL RESOURCES

          There have been no material changes in the Company's financial position, liquidity or capital resources since July 31, 1997 other than the effect of incurring normal company operating expenses discussed in Note 3 and the collection of a note receivable of $97,500 and related interest of $8,548 during the current quarter.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                  .      Results of Operations

                               The Company had a net loss of $3,807 for the
                         three months ended October 31, 1997 compared to $5,466 for the three months ended October 31, 1996, principally due to less professional fees being incurred and more interest income being earned during the current period.


                  .      Financial Condition

                               The Company had a shareholders' equity of $26,022
                         at October 31, 1997 compared to $29,829 at July 31, 1997, its most recent year-end. The decrease in shareholders' equity is due to the net loss sustained from operations during the three months ended October 31, 1997 of $3,807.

                                The Company's principal asset at October 31,
                         1997 and its prior year ended July 31, 1997 continues to be cash. Changes in the Company's cash balance result from a one-time collection of approximately $106,000 from an old note receivable and a portion of interest due on it, less payment of operating expenses, primarily professional fees.

                                The Company is expected to remain in the
                         development stage for the foreseeable future. As such, the Company is likely to only incur professional fees and miscellaneous expenses in the future.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTER ENDED OCTOBER 31, 1997




                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




DATE:                                       DYNAMARK CORPORATION



--------------------------                  By: ----------------------------
                                                      Allan Rothstein
                                                      President and Director