Form 10-Q
period 1998-01-31
DYNAMARK CORP
filed 1998-03-10
CIK 824846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

For Quarter ended                                         Commission file number
January 31, 1998                                               33-18218-NY
----------------                                          ----------------------
                              DYNAMARK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              13-3376786
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

56 Dune Road, Atlantic Beach, New York                             11509
----------------------------------------                    --------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (516) 889-3630
                                                               --------------



                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---
         Common Stock outstanding as of January 31, 1998:
           18,000,000, par value .0001 per share.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTERLY REPORT FORM 10-Q FOR

           THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1998 AND 1997
               AND FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1986)
                            THROUGH JANUARY 31, 1998

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

                                                                           Page
                                                                           ----
           Balance Sheet as of January 31,
             1998 and July 31, 1997                                        I-1

           Statement of Operations for the Three Months and Six Months
             Ended January 31, 1998 and 1997 and for the Period From
             Inception (August 1, 1986)
             Through January 31, 1998                                      I-2

           Statement of Cash Flows for the Three Months and Six Months
             Ended January 31, 1998 and 1997 and for the Period From
             Inception (August 1, 1986)
             Through January 31, 1998                                    I-3 - 4

           Notes to Financial Statements                                 I-5 - 6


Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                   I-7

                           PART II. OTHER INFORMATION

Signatures                                                                II-1

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                 JANUARY 31, 1998 (UNAUDITED) AND JULY 31, 1997

                                     ASSETS
                                     ------
                                                       January 31,     July 31,
                                                          1998           1997
                                                      -----------    ----------
                                                      (Unaudited)
Current assets


   Cash                                               $   202,077    $   99,593
   Note receivable                                          -            97,500
   Accrued interest receivable                              -             7,734
   Prepaid income taxes                                       395           395
                                                      -----------    ----------

           Total current assets                           202,472       205,222

Computer equipment - at cost, less accumulated
   depreciation of $13,556 at January 31, 1998
   and July 31, 1997                                        -             -
                                                      -----------    ----------

                                                      $   202,472    $  205,222
                                                      ===========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities

   Accrued expenses                                   $    18,472    $   15,432
                                                      -----------    ----------

Due to officer                                            162,961       159,961
                                                      -----------    ----------

Shareholders' equity
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized, none issued                                -             -
   Common stock, $.0001 par value; 50,000,000 shares
     authorized, 18,000,000 shares issued and
     outstanding at January 31, 1998 and July 31, 1997      1,800         1,800
   Additional paid-in capital                             556,751       556,751
   Deficit accumulated during the development stage      (537,512)     (528,722)
                                                      -----------    ----------

                                                           21,039        29,829
                                                      -----------    ----------

                                                      $   202,472    $  205,222
                                                      ===========    ==========


The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                     Three Months Ended                    Six Months Ended
                                                                         January 31,                          January 31,
                                                             --------------------------------     --------------------------------
                                                                  1998               1997              1998               1997
                                                             -------------      -------------     -------------      -------------
Revenues
   Interest income                                           $       2,481      $      55,997     $        4,619     $       56,682
   Licensing revenue                                                 -                   -                 -                  -
   Amortization of excess of investment over
     net assets acquired                                             -                   -                 -                  -
   Equity in operating losses of investee                            -                   -                 -                  -
   Write-downs of investments                                        -                   -                 -                  -
   Recovery of note receivable written off                           -                   -                 -                  -
                                                             -------------      -------------     -------------      --------------

           Total revenues                                            2,481             55,997             4,619             56,682
                                                             -------------      -------------     -------------      -------------

Expenses
   Salaries
     Officer                                                          -                  -                 -                  -
     Other                                                            -                  -                 -                  -
   Automobile rental and expenses                                     -                  -                 -                  -
   Professional fees                                                 4,000              4,000             6,943              7,150
   Other, including rent expense incurred to officer of
     $1,500 for the three months ended January 31,
     1998 and 1997, $3,000 for the six months
     ended January 31, 1998 and 1997, and $69,000
     for the period from inception to January 31, 1998               3,464              3,028             6,466              6,029
   Licensing agreement:
     Costs                                                            -                  -                 -                  -
     Loss on termination                                              -                  -                 -                  -
                                                             -------------      -------------     -------------      -------------

           Total expenses                                            7,464              7,028            13,409             13,179
                                                             -------------      -------------     -------------      -------------

           Net income (loss) during the development stage    $      (4,983)     $      48,969     $      (8,790)     $      43,503
                                                             =============      =============     =============      =============

           Income (loss) per common share                    $       -0-        $       -0-       $       -0-        $       -0-
                                                             =============      =============     =============      =============

           Weighted average number of shares                    18,000,000         18,000,000        18,000,000         18,000,000
                                                             =============      =============     =============      =============


                                                                   Period From
                                                                    Inception
                                                                    (August 1,
                                                                      1986)
                                                                     Through
                                                                   January 31,
                                                                      1998
                                                                 -------------
Revenues
   Interest income                                               $     205,021
   Licensing revenue                                                     1,469
   Amortization of excess of investment over
     net assets acquired                                              ( 17,500)
   Equity in operating losses of investee                             ( 14,894)
   Write-downs of investments                                         ( 91,994)
   Recovery of note receivable written off                              97,500
                                                                 -------------

           Total revenues                                              179,602
                                                                 -------------

Expenses
   Salaries
     Officer                                                           282,980
     Other                                                              29,820
   Automobile rental and expenses                                       28,618
   Professional fees                                                   179,338
   Other, including rent expense incurred to officer of
     $1,500 for the three months ended January 31,
     1998 and 1997, $3,000 for the six months
     ended January 31, 1998 and 1997, and $69,000
     for the period from inception to January 31, 1998                 183,651
   Licensing agreement:
     Costs                                                              11,238
     Loss on termination                                                 1,469
                                                                 -------------

           Total expenses                                              717,114
                                                                 -------------

           Net income (loss) during the development stage        $    (537,512)
                                                                 =============

           Income (loss) per common share                        $    (    .03)
                                                                 =============

           Weighted average number of shares                        17,698,265
                                                                 =============

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                     Three Months Ended                  Six Months Ended
                                                                        January 31,                         January 31,
                                                             --------------------------------     --------------------------------
                                                                  1998               1997             1998               1997
                                                             -------------      -------------     -------------      -------------
Cash flows from operating activities
   Net income (loss)                                         $      (4,983)     $      48,969     $   (   8,790)     $      43,503
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities
       Equity in operating losses of investee                        -                  -                 -                  -
       Amortization of excess of investment
         over net assets acquired                                    -                  -                 -                  -
       Write-down of investments                                     -                  -                 -                  -
       Recovery of note receivable written off                       -                  -                 -                  -
       Depreciation and amortization                                 -                  -                 -                  -
       Changes in assets and liabilities
         Accrued interest receivable                                 -                  -                 7,734              -
         Prepaid income taxes                                        -                  -                 -                  -
         Deferred lease costs                                        -                  -                 -                  -
         Deposits                                                    -                  -                 -                  -
         Deposits repaid                                             -                  -                 -                  -
         Accrued expenses                                              413             (5,005)            3,040             (3,055)
         Due to officer                                              1,500              1,500             3,000              3,000
         Other                                                       -                  -                 -                  -
                                                             -------------      -------------     -------------      -------------

           Net cash provided by (used in) operating
           activities                                               (3,070)            45,464             4,984             43,448
                                                             -------------      -------------     -------------      -------------
                                                              Period From
                                                               Inception
                                                               August 1,
                                                                 1986)
                                                                Through
                                                              January 31,
                                                                  1998
                                                             -------------


Cash flows from operating activities
   Net income (loss)                                         $    (537,512)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities
       Equity in operating losses of investee                       14,894
       Amortization of excess of investment
         over net assets acquired                                   17,500
       Write-down of investments                                    91,994
       Recovery of note receivable written off                    ( 97,500)
       Depreciation and amortization                                22,155
       Changes in assets and liabilities
         Accrued interest receivable                              ( 24,375)
         Prepaid income taxes                                     (    395)
         Deferred lease costs                                     (  7,200)
         Deposits                                                 (    797)
         Deposits repaid                                               797
         Accrued expenses                                           18,472
         Due to officer                                            162,961
         Other                                                         549
                                                             -------------

           Net cash provided by (used in) operating
           activities                                             (338,457)
                                                             -------------

The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three Months Ended                  Six Months Ended
                                                                       January 31,                        January 31,
                                                             --------------------------------     --------------------------------
                                                                  1998               1997              1998               1997
                                                             -------------      -------------     -------------      -------------
Cash flows from investing activities
   Investments and related advances                          $       -          $       -         $       -          $       -
   Proceeds from repayment of advances                               -                  -                 -                  -

   Proceeds from collection of note receivable                       -                  -                97,500              -
   Acquisition of computer equipment                                 -                  -                 -                  -
                                                             -------------      -------------     -------------      -------------

           Net cash provided by (used in) investing
             activities                                              -                  -                97,500              -
                                                             -------------      -------------     -------------      -------------

Cash flows from financing activities

   Proceeds of sale of common stock pursuant to public
     offering                                                        -                  -                 -                  -
   Payments of notes payable - affiliate                             -                  -                 -                  -
                                                             -------------      -------------     -------------      -------------

           Net cash provided by financing activities                 -                  -                 -                  -
                                                             -------------      -------------     -------------      -------------

Net increase (decrease) in cash and cash equivalents                (3,070)            45,464           102,484             43,448

Cash, beginning of period                                          205,147             59,686            99,593             61,702
                                                             -------------      -------------     -------------      -------------

Cash, end of period                                          $     202,077      $     105,150     $     202,077      $     105,150
                                                             =============      =============     =============      =============

Cash paid (received) during the periods for

   Income taxes                                              $      -0-         $      -0-        $      -0-         $      -0-
                                                             =============      =============     =============      =============

   Interest                                                  $      -0-         $     (55,997)    $      -0-         $     (56,682)
                                                             =============      =============     =============      =============

                                                              Period From
                                                               Inception
                                                              (August 1,
                                                                 1986)
                                                                Through
                                                               January 31,
                                                                  1998
                                                             -------------
Cash flows from investing activities
   Investments and related advances                          $    (225,013)
   Proceeds from repayment of advances                             125,000
   Proceeds from collection of note receivable                      97,500
   Acquisition of computer equipment                              ( 13,556)
                                                             -------------

           Net cash provided by (used in) investing
             activities                                           ( 16,069)
                                                             -------------


Cash flows from financing activities

   Proceeds of sale of common stock pursuant to public
     offering                                                      576,030
   Payments of notes payable - affiliate                          ( 19,427)
                                                             -------------

           Net cash provided by financing activities               556,603
                                                             -------------

Net increase (decrease) in cash and cash equivalents               202,077

Cash, beginning of period                                              -
                                                             -------------

Cash, end of period                                          $     202,077
                                                             =============

Cash paid (received) during the periods for

   Income taxes                                              $       6,346
                                                             =============

   Interest                                                  $    (166,714)
                                                             =============

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

1 - GENERAL

          The financial statements contained within are unaudited but reflect all adjustments which, in the opinion of the Company, are necessary to fairly present the financial position of the Company as of January 31, 1998, and its results of operations and cash flows for the three and six month periods ended January 31, 1998 and 1997 and from inception (August 1, 1986) through January 31, 1998.

2 - LOSS PER SHARE

          Loss per common share is computed as if all shares issued during a year had been outstanding as of the beginning of that year. Stock options and warrants have not been included in the calculation since inclusion of such shares would be anti-dilutive.

3 - RESULTS OF OPERATIONS

          The Company has been in the development stage since its inception on August 1, 1986. The Company has not generated operating revenues as of January 31, 1998, and no assurance can be given that it will generate revenues and earnings in the future.

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

          As of January 31, 1998, there are no currently pending financings or merger/acquisitions subject to this agreement, which remains in effect.

5 - LIQUIDITY AND CAPITAL RESOURCES


          There have been no material changes in the Company's financial position, liquidity or capital resources since July 31, 1997, other than the effect of incurring normal company operating expenses discussed in Note 3 and the collection of a note receivable of $97,500 and related interest of $8,548 during the six months ended January 31, 1998.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                  o      Results of Operations

                               The Company had a net loss of $4,983 for the
                         three months ended January 31, 1998 compared to a net income of $48,969 for the three months ended January 31, 1997, principally due to the receipt of interest income on an old note receivable.

                  o      Financial Condition

                               The Company had a shareholders' equity of $21,039
                         at January 31, 1998 compared to $29,829 at July 31, 1997, its most recent year-end. The decrease in shareholders' equity is due to the net loss sustained from operations during the six months ended January 31, 1998 of $8,790.

                                The Company's principal asset at January 31,
                         1998 and its prior year ended July 31, 1997 continues to be cash. Changes in the Company's cash balance result from a one-time collection of approximately $106,000 from an old note receivable and a portion of interest due on it, less payment of operating expenses, primarily professional fees.

                                The Company is expected to remain in the
                         development stage for the foreseeable future. As such, the Company is likely to only incur professional fees and miscellaneous expenses in the future.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTER ENDED JANUARY 31, 1998



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




DATE:                                         DYNAMARK CORPORATION

                                              By:
--------------------------                       -------------------------------
                                                  Allan Rothstein
                                                  President and Director