Form 10-Q
period 1998-04-30
DYNAMARK CORP
filed 1998-06-12
CIK 824846

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
                  Quarterly Report Under Section 13 or 15(d)
                    of The Securities Exchange Act of 1934


For Quarter ended                                       Commission file number
  April 30, 1998                                              33-18218-NY
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         Common Stock outstanding as of April 30, 1998:
           18,000,000, par value $.0001 per share.

                             DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                        QUARTERLY REPORT FORM 10-Q FOR
          THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1998 AND 1997
              AND FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1986)
                            THROUGH APRIL 30, 1998


                               TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements:
                                                                        Page
                                                                        ----

             Balance Sheet as of April 30, 1998 and July 31, 1997        I-1

             Statement of Operations for the
               Three Months and Nine Months Ended April 30,
               1998 and 1997 and for the Period From Inception
               (August 1, 1986) Through April 30, 1998                   I-2

             Statement of Cash Flows for the
               Three Months and Nine Months Ended April 30,
               1998 and 1997 and for the Period From Inception
               (August 1, 1986) Through April 30, 1998                 I-3 - 4

             Notes to Financial Statements                             I-5 - 6


Item 2.    Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                               I-7


                     PART II. OTHER INFORMATION


Signatures                                                              II-1

                             DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET

                 APRIL 30, 1998 (UNAUDITED) AND JULY 31, 1997


                                    ASSETS

                                                                 April 30,           July 31,
                                                                    1998               1997
                                                                -----------        -----------
                                                                (Unaudited)
Current assets
   Cash                                                         $   199,928        $    99,593
   Note receivable                                                      -               97,500
   Accrued interest receivable                                          -                7,734
   Prepaid income taxes                                                 395                395
                                                                -----------        -----------

           Total current assets                                     200,323            205,222

Computer equipment - at cost, less accumulated
   depreciation of $13,556 at April 30, 1998
   and July 31, 1997                                                    -                  -
                                                                -----------        -----------

                                                                $   200,323        $   205,222
                                                                ===========        ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accrued expenses                                             $    15,078        $    15,432
                                                                -----------        -----------

Due to officer                                                      164,461            159,961
                                                                -----------        -----------

Shareholders' equity
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized, none issued                                            -                  -
   Common stock, $.0001 par value; 50,000,000 shares
     authorized, 18,000,000 shares issued and outstanding
     at April 30, 1998 and July 31, 1997                              1,800              1,800
   Additional paid-in capital                                       556,751            556,751
   Deficit accumulated during the development stage                (537,767)          (528,722)
                                                                -----------        -----------

                                                                     20,784             29,829
                                                                -----------        -----------

                                                                $   200,323        $   205,222
                                                                ===========        ===========

The accompanying notes are an integral part of these financial statements.

                             DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                                                                    Period From
                                                                                                                     Inception
                                                                                                                    (August 1,
                                                              Three Months Ended          Nine Months Ended            1986)
                                                                   April 30,                   April 30,              Through
                                                           -------------------------   -------------------------     April 30,
                                                               1998          1997          1998          1997          1998
                                                           -----------   -----------   -----------   -----------   -----------
Revenues
   Interest income                                         $     2,285   $       479   $     6,904   $    57,161   $   207,306
   Licensing revenue                                               -             -             -             -           1,469
   Amortization of excess of investment over
     net assets acquired                                           -             -             -             -         (17,500)
   Equity in operating losses of investee                          -             -             -             -         (14,894)
   Write-downs of investments                                      -             -             -             -         (91,994)
   Recovery of note receivable written off                         -             -             -             -          97,500
                                                           -----------   -----------   -----------   -----------   -----------

           Total revenues                                        2,285           479         6,904        57,161       181,887
                                                           -----------   -----------   -----------   -----------   -----------

Expenses
   Salaries
     Officer                                                       -             -             -             -         282,980
     Other                                                         -             -             -             -          29,820
   Automobile rental and expenses                                  -             -             -             -          28,618
   Professional fees                                               750         2,967         6,799        10,117       179,194
   Other, including rent expense incurred to officer of
     $1,500 for the three months ended April 30,
     1998 and 1997, $4,500 for the nine months
     ended April 30, 1998 and 1997, and $70,500
     for the period from inception to April 30, 1998             1,790         2,153         9,150         8,182       186,335
   Licensing agreement:
     Costs                                                         -             -             -             -          11,238
     Loss on termination                                           -             -             -             -           1,469
                                                           -----------   -----------   -----------   -----------   -----------

           Total expenses                                        2,540         5,120        15,949        18,299       719,654
                                                           -----------   -----------   -----------   -----------   -----------

           Net income (loss) during the development stage  $      (255)  $    (4,641)  $    (9,045)  $    38,862   $  (537,767)
                                                           ===========   ===========   ===========   ===========   ===========

           Income (loss) per common share                  $     -0-     $     -0-     $     -0-     $     -0-     $      (.03)
                                                           ===========   ===========   ===========   ===========   ===========

           Weighted average number of shares                18,000,000    18,000,000    18,000,000    18,000,000    17,704,685
                                                           ===========   ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

                             DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                                     Period From
                                                                                                                      Inception
                                                                                                                     (August 1,
                                                                   Three Months Ended        Nine Months Ended          1986)
                                                                        April 30,                 April 30,            Through
                                                                 ----------------------    ----------------------     April 30,
                                                                    1998         1997         1998         1997         1998
                                                                 ---------    ---------    ---------    ---------    ---------
Cash flows from operating activities
   Net income (loss)                                             $    (255)   $  (4,641)   $  (9,045)   $  38,862    $(537,767)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities
       Equity in operating losses of investee                          -            -            -            -         14,894
       Amortization of excess of investment
         over net assets acquired                                      -            -            -            -         17,500
       Write-down of investments                                       -            -            -            -         91,994
       Recovery of note receivable written off                         -            -            -            -        (97,500)
       Depreciation and amortization                                   -            -            -            -         22,155
       Changes in assets and liabilities
         Accrued interest receivable                                   -            -          7,734          -        (24,375)
         Prepaid income taxes                                          -            -            -            -           (395)
         Deferred lease costs                                          -            -            -            -         (7,200)
         Deposits                                                      -            -            -            -           (797)
         Deposits repaid                                               -           (353)         -           (353)         797
         Accrued expenses                                           (3,394)        (283)        (354)      (3,338)      15,078
         Due to officer                                              1,500        1,500        4,500        4,500      164,461
         Other                                                         -            -            -            -            549
                                                                 ---------    ---------    ---------    ---------    ---------

           Net cash provided by (used in) operating activities      (2,149)      (3,777)       2,835       39,671     (340,606)
                                                                 ---------    ---------    ---------    ---------    ---------

The accompanying notes are an integral part of these financial statements.

                                  (Continued)

                             DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                                     Period From
                                                                                                                      Inception
                                                                                                                     (August 1,
                                                                    Three Months Ended        Nine Months Ended          1986)
                                                                         April 30,                 April 30,           Through
                                                                  ----------------------    ----------------------    April 30,
                                                                     1998         1997         1998         1997         1998
                                                                  ---------    ---------    ---------    ---------    ---------
Cash flows from investing activities
   Investments and related advances                              $      -      $     -      $     -      $     -      $(225,013)
   Proceeds from repayment of advances                                  -            -            -            -        125,000
   Proceeds from collection of note receivable                          -            -         97,500          -         97,500
   Acquisition of computer equipment                                    -            -            -            -        (13,556)
                                                                  ---------    ---------    ---------    ---------    ---------

           Net cash provided by (used in) investing activities          -            -         97,500          -        (16,069)
                                                                  ---------    ---------    ---------    ---------    ---------

Cash flows from financing activities
   Proceeds of sale of common stock pursuant to public offering         -            -            -            -        576,030
   Payments of notes payable - affiliate                                -            -            -            -        (19,427)
                                                                  ---------    ---------    ---------    ---------    ---------

           Net cash provided by financing activities                    -            -            -            -        556,603
                                                                  ---------    ---------    ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                 (2,149)      (3,777)     100,335       39,671      199,928

Cash, beginning of period                                           202,077      105,150       99,593       61,702          -
                                                                  ---------    ---------    ---------    ---------    ---------

Cash, end of period                                               $ 199,928    $ 101,373    $ 199,928    $ 101,373    $ 199,928
                                                                  =========    =========    =========    =========    =========

Cash paid (received) during the periods for

   Income taxes                                                   $     622    $     353    $     622    $     353    $   6,968
                                                                  =========    =========    =========    =========    =========

   Interest                                                       $  (2,285)   $    (479)   $  (6,090)   $ (57,161)   $(168,999)
                                                                  =========    =========    =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                             DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS


1 - GENERAL

         The financial statements contained within are unaudited but reflect all adjustments which, in the opinion of the Company, are necessary to fairly present the financial position of the Company as of April 30, 1998, and its results of operations and cash flows for the three and nine month periods ended April 30, 1998 and 1997 and from inception (August 1, 1986) through April 30, 1998.


2 - LOSS PER SHARE

         Loss per common share is computed as if all shares issued during a year had been outstanding as of the beginning of that year. Stock options and warrants have not been included in the calculation since inclusion of such shares would be anti-dilutive.


3 - RESULTS OF OPERATIONS

         The Company has been in the development stage since its inception on August 1, 1986. The Company has not generated operating revenues as of April 30, 1998, and no assurance can be given that it will generate revenues and earnings in the future.


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

         As of April 30, 1998, there are no currently pending financings or merger/acquisitions subject to this agreement, which remains in effect.


5 - LIQUIDITY AND CAPITAL RESOURCES

         There have been no material changes in the Company's financial position, liquidity or capital resources since July 31, 1997, other than the effect of incurring normal company operating expenses discussed in
    Note 3 and the collection of a note receivable of $97,500 and related interest of $8,548 during the nine months ended April 30, 1998.

                             DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  o      Financial Condition

                               The Company had a shareholders' equity of
                         $20,784 at April 30, 1998 compared to $29,829 at July 31, 1997, its most recent year-end. The decrease in shareholders' equity is due to the net loss sustained from operations during the nine months ended April 30, 1998 of $9,045.

                                The Company's principal asset at April 30,
                         1998 and its prior year ended July 31, 1997 continues to be cash. Changes in the Company's cash balance result from a one-time collection of approximately $106,000 from an old note receivable and a portion of interest due on it, less payment of operating expenses, primarily professional fees.

                                The Company is expected to remain in the
                         development stage for the foreseeable future. As such, the Company is likely to only incur professional fees and miscellaneous expenses in the future.

                  o      Results of Operations

                               The Company had a net loss of $255 for the
                         three months ended April 30, 1998 compared to a net loss of $4,641 for the three months ended April 30, 1997, principally due to the receipt of interest income on cash collected from the recovery of an old note receivable.

                             DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         QUARTER ENDED APRIL 30, 1998



                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:                                           DYNAMARK CORPORATION


                                                By:
-------------------------                          ---------------------------
                                                      Allan Rothstein
                                                      President and Director