Form 10-K405
period 1998-07-31
DYNAMARK CORP
filed 1998-11-20
CIK 824846

SECURITIES AND EXCHANGE COMMISSION PRIVATE
WASHINGTON, D.C.  20549

-----------------------

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934

For the fiscal year ended July 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934

For the transition period from        to

Commission File Number 33-18218-NY

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

     None
(Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No

         The voting stock of Dynamark Corporation (consisting of Common Stock, $.0001 par value) is traded in the over-the-counter market. However, no trades have been reported by the National Quotation Bureau, Inc. and any limited trading may not be reflective of the market value for the Company's voting stock held by non-affiliates. There were 18,000,000 shares of Common Stock of the Registrant outstanding on October 29, 1998, of which approximately 3,500,000 were held by non-affiliates.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Certain exhibits listed in Item 14 of Part IV have been incorporated by reference. The index to exhibits appears on page 14.



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

         Approximate Number of Equity Security Holders

         As of October 29, 1998, there were 24 holders of record of the Company's Common Stock. Such number of record owners was determined from the Company's stockholders' records and does not include beneficial owners of the Company's Common Stock, which shares are held in the names of various security holders, dealers and clearing agencies.

Item 6. Selected Financial Data.

         The following selected data for the period indicated has been derived from the financial statements of the Company, a development stage entity. This information should be read in conjunction with the related financial statements and notes thereto included elsewhere in this report.

         AS OF JULY 31, AND FOR THE PERIODS THEN ENDED

                                                     Cumulative

                                                                                                         August  1, 1986
                                                                                                       (Date of Inception)
                                      1998          1997          1996           1995           1994     to July 31, 1998
                                      ----          ----          ----           ----           ----     ----------------

Revenues (loss)                    $   9,584     $ 163,495     $   3,156      $   3,787      $ (47,741)     $ 209,981

Net Income(loss)                       8,803       140,573       (16,299)       (32,636)      (120,954)      (537,525)

Income (loss) Per Common Share          --             .01          --             --              .01           (.03)

Total Assets                         201,865       205,222        61,744         73,510         99,374        201,865

Long-term debt                       168,961       159,961       153,961        147,961        141,961        201,865

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Income reflected in revenues for the fiscal year ended July 31, 1998 decreased from that reported for the year ended July 31, 1997 by $153,911. Income reported during the years ended July 31, 1994 through 1998 consisted primarily of interest received on Company cash balances and the subsequent recovery of a promissory note, and related accrued interest, which is reflected in income for the fiscal year ended July 31, 1997. The note and accrued interest had been written off prior to 1995.

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

         Cash and cash equivalents utilized declined from $19,840 in fiscal year ended July 31, 1993 to $18,747 in fiscal year ended July 31, 1994, but increased in fiscal year ended July 31, 1995 to $28,794, declined to $8,233 in the fiscal year ended July 31, 1996, and increased to $37,891 in the fiscal year ended July 31, 1997. The increase in negative cash flow during the year ended July 31, 1995 from the year ended July 31, 1994 amounted to $10,047 and resulted from increased professional fees. The decrease in negative cash flow during the year ended July 31, 1996 from the year ended July 31, 1995 amounted to $20,561 and resulted principally from decreased professional fees. The change from a negative cash flow for the year ended July 31, 1996 of $8,233 to a positive cash flow of $37,891 for the year ended July 31, 1997 amounted to $46,124 and resulted principally from the recovery of a promissory note and accrued interest previously written off. The increase in positive cash flow during the year ended July 31, 1998 from the fiscal year ended July 31, 1997 amounted to $64,366 and resulted from recovery of a promissory note previously written off.

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

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

         Not applicable.

Item 10. Directors and Executive Officers.
         The directors and executive officers of the Company are as follows:

Name                       Age              Position

Allan P. Rothstein         40               President, Treasurer and Director





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

Item 11. Executive Compensation

         Allan P. Rothstein, President of the Company, was employed by the Company under an Employment Agreement ending August 1, 1998. Mr. Rothstein currently serves as President of the Company under an employment agreement and receives no compensation. During the fiscal year ended July 31, 1998, Mr. Rothstein was entitled to a salary of $50,000, which has been waived. Mr. Rothstein is also entitled, during the term of his employment agreement, to health insurance benefits, life insurance with premiums not to exceed $2,500 per annum with his wife and children as beneficiaries, the use of a Company owned or leased vehicle, and reimbursement for expenses which he may incur on behalf of the Company. Furthermore, if Mr. Rothstein dies at any time during the term of his employment agreement, the Company is obligated to pay to Mr. Rothstein's estate or wife, if married, a death benefit of $15,000. Mr. Rothstein's employment contract has been extended for another year until August 1, 1999 and he has advised the Company orally that he will continue to serve the Company without payment of salary.

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

Item 12. Security Ownership of Certain Beneficial
                  Owners and Management

         The following table sets forth certain information as of October 27, 1998 with respect to the ownership of the Company's Common Stock by each person known by the Company to own beneficially more than 5% of such Common Stock, by each officer and director of the Company and by officers and directors as a group.

                                         Amount and Percent-
                                         age of Beneficial
                                           Ownership  (1)

Directors, Officers                Number of
and 5% Shareholders                  Shares        Percent


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

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on the 28th day of October, 1998.

                                            DYNAMARK CORPORATION

                                            By: /s/ Allan P. Rothstein
                                              Allan P. Rothstein, President,
                                              principal executive and financial
                                              officer

Dated:  October 28, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature             Title                                Date

/s/ Allan P. Rothstein     President, Treasurer                 October 28, 1998
Allan P. Rothstein         and Director (principal executive
                           and financial officer)

                                EXHIBIT INDEX

   Exhibit No.    Description

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

                            DYNAMARK CORPORATION

                                  FORM 10-K

                   For the fiscal year ended July 31, 1997




          EXHIBITS

          Exhibit 10.3

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on the ____ day of ________, 1998.

                                   DYNAMARK CORPORATION

                           By:
                               Allan P. Rothstein, President
                               and principal financial officer

Dated:  __________, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                                   Date

                            President, Treasurer            October 28, 1998
Allan P. Rothstein                and Director

                            DYNAMARK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                            FINANCIAL STATEMENTS

                  YEARS ENDED JULY 31, 1998, 1997 AND 1996
              AND THE PERIOD AUGUST 1, 1986 (DATE OF INCEPTION)

                              TO JULY 31, 1998

                                     AND

                        INDEPENDENT AUDITORS' REPORT

                            DYNAMARK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                            FINANCIAL STATEMENTS

   YEARS ENDED JULY 31, 1998, 1997 AND 1996 AND THE PERIOD AUGUST 1, 1986
                    (DATE OF INCEPTION) TO JULY 31, 1998

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K

    (a)      1. Financial Statements

                The following indicated Financial Statements of the Company are annexed hereto immediately following the signature page to this Report:

                                                                  Page
                                                                  ----

Independent Auditors' Report                                     F-1

Balance Sheet - July 31, 1998 and 1997                           F-2

Statement of Operations - years ended July 31, 1998, 1997
  and 1996 and the period August 1, 1986
  (date of inception) to July 31, 1998                           F-3 - F-4

Statement of Changes in Shareholders' Equity (Deficiency)
  years ended July 31, 1998, 1997 and 1996 and the
  period August 1, 1986 (date of inception) to July 31, 1998     F-5

Statement of Cash Flows - years ended July 31, 1998, 1997
  and 1996 and the period August 1, 1986
  (date of inception) to July 31, 1998                           F-6 - F-7

Notes to Financial Statements                                    F-8 - F-14

             2.  Exhibits

                 Incorporated by reference to the Exhibit Index at the end of this Report.

    (b)      Reports on Form 8-K

                 None

                        INDEPENDENT AUDITORS' REPORT



TO THE SHAREHOLDERS OF DYNAMARK CORPORATION

         We have audited the accompanying balance sheet of DYNAMARK CORPORATION (a development stage company) as of July 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity (deficiency) and cash flows for the years ended July 31, 1998, 1997 and 1996 and for the period August 1, 1986 (date of inception) to July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DYNAMARK CORPORATION (a development stage company) as of July 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended July 31, 1998, 1997 and 1996, and for the period August 1, 1986 (date of inception) to July 31, 1998, in conformity with generally accepted accounting principles.

October 6, 1998

                            DYNAMARK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEET

                           JULY 31, 1998 AND 1997

                                   ASSETS

                                                                                    1998            1997
                                                                                  ---------      ---------
Current assets
   Cash - Note 3                                                                  $ 201,850      $  99,593
   Note receivable - Note 10                                                           --           97,500
   Accrued interest receivable                                                         --            7,734
   Prepaid income taxes - Notes 2 and 11                                                 15            395
                                                                                  ---------      ---------

           Total current assets                                                     201,865        205,222
                                                                                  =========      =========

Computer equipment - at cost, less accumulated
   depreciation of $13,556 in 1998 and 1997 - Note 2                                   --             --
                                                                                  ---------      ---------

                                                                                  $ 201,865      $ 205,222
                                                                                  =========      =========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accrued expenses                                                               $  14,878      $  15,432
                                                                                  ---------      ---------

Due to officer - Note 7                                                             165,961        159,961
                                                                                  ---------      ---------

Commitments - Notes 6 and 8                                                            --             --

Shareholders' equity - Note 9
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized, none issued                                                           --             --
   Common stock, $.0001 par value; 50,000,000 shares
     authorized, 18,000,000 shares issued and outstanding                             1,800          1,800
   Additional paid-in capital                                                       556,751        556,751
   Deficit accumulated during the development stage                                (537,525)      (528,722)
                                                                                  ---------      ---------

                                                                                     21,026         29,829
                                                                                  ---------      ---------

                                                                                  $ 201,865      $ 205,222
                                                                                  =========      =========


 The accompanying notes are an integral part of these financial statements.

                            DYNAMARK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                           STATEMENT OF OPERATIONS



                                                                                             Cumulative
                                                                                              August 1,
                                                                                                1986
                                                                                              (Date of
                                                                                             Inception)
                                                            Year Ended July 31,                  To
                                                 --------------------------------------       July 31,
                                                    1998           1997          1996           1998
                                                 ---------      ---------     ---------      ---------
Revenues
   Interest income                               $   9,584      $  65,995     $   3,169      $ 209,986
   Licensing revenue                                  --             --            --            1,469
   Equity in operating losses of investee -
     Note 2                                           --             --            --          (14,894)
   Amortization of excess of investment over
     net assets acquired - Note 2                     --             --            --          (17,500)
   Write-downs of investments - Note 2                --             --             (13)       (91,994)
   Recovery of note receivable written off -                         --
     Note 10                                          --           97,500          --           97,500
                                                 ---------      ---------     ---------      ---------

           Total revenues                            9,584        163,495         3,156        184,567
                                                 ---------      ---------     ---------      ---------

Expenses
   Salaries
     Officer                                          --             --            --          282,980
     Other                                            --             --            --           29,820
   Automobile rental and expenses                     --             --            --           28,618
   Professional fees                                 6,599         12,244         9,749        178,994
   Other, including rent expense incurred
     to officer of $6,000 in 1998, 1997 and
     1996 and $72,000 for the period from
     inception to July 31, 1998                     11,788         10,678         9,706        188,973
   Licensing agreement
     Costs                                            --             --            --           11,238
     Loss on termination                              --             --            --            1,469
                                                 ---------      ---------     ---------      ---------

           Total expenses                           18,387         22,922        19,455        722,092
                                                 ---------      ---------     ---------      ---------

           Net income (loss)                     $  (8,803)     $ 140,573     $ (16,299)     $(537,525)
                                                 =========      =========     =========      =========


 The accompanying notes are an integral part of these financial statements.

                                               DYNAMARK CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)

                                              STATEMENT OF OPERATIONS

                                                                                             Cumulative
                                                                                              August 1,
                                                                                                1986
                                                                                              (Date of
                                                                                             Inception)
                                                            Year Ended July 31,                  To
                                                 --------------------------------------       July 31,
                                                    1998           1997          1996           1998
                                                 ---------      ---------     ---------      -----------

Basic income (loss) per common share -
   Note 2                                        $     --       $        .01  $     --       $      (.03)
                                                 ==========     ============  ==========     ===========

Weighted average number of shares
   outstanding - Note 2                          18,000,000       18,000,000  18,000,000      17,710,838
                                                 ==========     ============  ==========     ===========







 The accompanying notes are an integral part of these financial statements.

                            DYNAMARK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

          STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

           YEARS ENDED JULY 31, 1998, 1997 AND 1996 AND THE PERIOD
             AUGUST 1, 1986 (DATE OF INCEPTION) TO JULY 31, 1998


                                                                                              Deficit
                                                             Common Stock                    Accumulated   Unrealized
                                                          $.0001 Par Value      Additional   During the     Gain on
                                                      -----------------------    Paid-In     Development   Marketable
                                                        Shares       Amount      Capital       Stage       Securities       Total
                                                      ----------   ----------   ----------   ----------    ----------    ----------

Issuance of common stock                              15,000,000   $    1,500   $     --     $     --      $     --      $    1,500

Issuance of common stock pursuant to a
   public offering - Note 9                            3,000,000          300      556,751         --            --         557,051

Net loss for the period August 1, 1986 (date of
   inception) to July 31, 1995                              --           --           --       (652,996)         --        (652,996)

Cumulative unrealized gain on marketable securities         --           --           --           --           3,112         3,112
                                                      ----------   ----------   ----------   ----------    ----------    ----------

Balance, July 31, 1995                                18,000,000        1,800      556,751     (652,996)        3,112       (91,333)

Decrease in unrealized gain on marketable securities        --           --           --           --          (3,112)       (3,112)

Net loss for year ended July 31, 1996                       --           --           --        (16,299)         --         (16,299)
                                                      ----------   ----------   ----------   ----------    ----------    ----------

Balance, July 31, 1996                                18,000,000        1,800      556,751     (669,295)         --        (110,744)

Net income for year ended July 31, 1997                     --           --           --        140,573          --         140,573
                                                      ----------   ----------   ----------   ----------    ----------    ----------

Balance, July 31, 1997                                18,000,000        1,800      556,751     (528,722)         --          29,829

Net loss for year ended July 31, 1998                       --           --           --         (8,803)         --          (8,803)
                                                      ----------   ----------   ----------   ----------    ----------    ----------

Balance, July 31, 1998                                18,000,000   $    1,800   $  556,751   $ (537,525)        $ -0-    $   21,026
                                                      ==========   ==========   ==========   ==========    ==========    ==========




 The accompanying notes are an integral part of these financial statements.

                            DYNAMARK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                           STATEMENT OF CASH FLOWS

                                                                                             Cumulative
                                                                                              August 1,
                                                                                                1986
                                                                                              (Date of
                                                                                             Inception)
                                                            Year Ended July 31,                  To
                                                 --------------------------------------       July 31,
                                                    1998           1997          1996           1998
                                                 ---------      ---------     ---------      ---------
Cash flows from operating activities
Net income (loss)                               $  (8,803)     $ 140,573      $ (16,299)     $(537,525)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities
    Equity in operating losses of investee           --             --             --           14,894
    Amortization of excess of investment
      over net assets acquired                       --             --             --           17,500
    Write-down of investments                        --             --               13         91,994
    Recovery of note receivable written off          --          (97,500)          --          (97,500)
    Depreciation and amortization                    --             --             --           22,155
    Changes in assets and liabilities
      Accrued interest receivable                   7,734         (7,734)          --          (24,375)
      Prepaid income taxes                            380           (353)           408            (15)
      Deferred lease costs                           --             --             --           (7,200)
      Deposits                                       --             --             --             (797)
      Deposits repaid                                --             --             --              797
      Accrued expenses                               (554)        (3,095)         1,645         14,878
      Due to officer                                6,000          6,000          6,000        165,961
      Other                                          --             --             --              549
                                                ---------      ---------      ---------      ---------

        Net cash provided by (used in)
           operating activities                     4,757         37,891         (8,233)      (338,684)
                                                ---------      ---------      ---------      ---------




                                 (Continued)

 The accompanying notes are an integral part of these financial statements.





                            DYNAMARK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                           STATEMENT OF CASH FLOWS




                                                                                             Cumulative
                                                                                              August 1,
                                                                                                1986
                                                                                              (Date of
                                                                                             Inception)
                                                            Year Ended July 31,                  To
                                                 --------------------------------------       July 31,
                                                    1998           1997          1996           1998
                                                 ---------      ---------     ---------      ---------
Cash flows from investing activities
   Investments and related advances              $    --       $    --       $    --        $(225,013)
   Proceeds from repayment of advances                --            --            --          125,000
   Collection of note receivable                    97,500          --            --           97,500
   Acquisition of computer equipment                  --            --            --          (13,556)
                                                 ---------     ---------     ---------      ---------

           Net cash provided by (used in)

              investing activities                  97,500          --            --          (16,069)
                                                 ---------     ---------     ---------      ---------

Cash flows from financing activities
   Proceeds of sale of common stock pursuant

     to a public offering                             --            --            --          576,030
   Payments of notes payable, affiliate               --            --            --          (19,427)
                                                 ---------     ---------     ---------      ---------

           Net cash provided by financing

              activities                              --            --            --          556,603
                                                 ---------     ---------     ---------      ---------

Net increase (decrease) in cash and

   cash equivalents                                102,257        37,891        (8,233)       201,850

Cash and cash equivalents, beginning

   of period                                        99,593        61,702        69,935           --
                                                 ---------     ---------     ---------      ---------

Cash, end of period                              $ 201,850     $  99,593     $  61,702      $ 201,850
                                                 =========     =========     =========      =========

Supplemental cash flow disclosures

   Income taxes paid                             $     380     $     453     $     384      $   6,726
                                                 =========     =========     =========      =========



The accompanying notes are an integral part of these financial statements.

                            DYNAMARK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

1 -  DEVELOPMENT STAGE COMPANY

          The Company, a Delaware corporation, has been in the development stage since its formation on August 1, 1986. It has not generated operating revenues as of July 31, 1998, and no assurance can be given that it will generate operating revenues and earnings in the future.

2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

          Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

     Stock Registration Costs

          Stock registration costs of $42,949 incurred by the Company in connection with its initial public offering were charged to additional paid-in capital.

     Amortization of Excess of Investment in H Power Corp. over Net Assets Acquired and Related Matters

          The $100,000 excess of the cost of the investment in H Power Corp., which consisted of common stock acquired and interest-bearing loans made by the Company, over net assets acquired, was amortized over an estimated life of 20 years under the straight-line method until July 31, 1995.

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

         Amortization of excess of investment over
           net assets acquired                                  $ 17,500
         Equity in operating losses                               14,894
         Write-down, including accrued interest receivable,
           of $24,375                                             91,981
                                                                --------

                                                                $124,375
                                                                ========

                            DYNAMARK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income or Loss Per Share of Common Stock

          The weighted average number of shares for purposes of computing basic loss per share of common stock on the cumulative net loss is computed as if all shares had been outstanding as of the beginning of the respective years.

     Depreciation

          Depreciation on computer equipment was computed over its estimated useful life of five years using the straight-line method.

     Deferred Income Taxes

          At July 31, 1998 and 1997, deferred tax assets include the future benefits of net operating loss carryforwards and temporary differences resulting from write-downs on an investment, which are nondeductible for tax purposes. Deferred tax assets at each date have been reduced by a valuation allowance equal to the total of such assets, until realization is assured.

     Marketable Equity Securities

          At July 31, 1995, marketable equity securities, which were classified as available-for-sale, were valued at fair value and the unrealized gain was reflected in shareholders' deficiency.

          A summary of changes in the unrealized gains on available-for-sale securities is as follows:

                                                1996          1995
                                              --------      --------

           Balance, beginning of year         $  3,112      $   --

           Cumulative effect of change in
             accounting principle                 --          10,925

           Decrease in unrealized gain          (3,112)       (7,813)
                                              --------      --------

           Balance, end of year                   $-0-      $  3,112
                                              ========      ========

                            DYNAMARK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

3 -  CONCENTRATION OF CREDIT RISK

          The Company maintains a money market fund with a stock brokerage firm. The balance is insured for up to $500,000 by the Securities Investor Protection Corporation.


4 -  MARKETABLE EQUITY SECURITIES

          The Company held 125,000 publicly traded shares of Phoenix Laser Systems, Inc., in which the Company had less than a controlling interest, of original $.0001 par value common stock valued at the lower of cost or market. At July 31, 1997 and 1996, the Company was holding 12,500 shares of this entity's $.000001 par value common stock, as a result of a 10 for 1 reverse stock split. The shares had a market value of $1 per share on August 17, 1989, when they were sold to the public. At July 31, 1994, the securities were recorded at a cost of $13. At August 1, 1994 and July 31, 1995, the securities were recorded at their fair values of $10,938 and $3,112, respectively, under the provisions of Statement of Financial Accounting Standards No. 115, resulting in a decrease in the unrealized gain of $7,813 for the year ended July 31, 1995. During the year ended July 31, 1996, Phoenix Laser Systems, Inc. ceased operations and the Company recognized a realized loss of $13 on the permanent decline in value of this investment. Accordingly, there was no remaining unrealized gain at July 31, 1996.

5 -  LICENSING AGREEMENT

          During the year ended July 31, 1991, the Company entered into a licensing agreement to distribute a video cassette. For the period in which the agreement was operative, the Company incurred licensing costs of approximately $11,200. During the year ended July 31, 1992, the agreement was terminated, resulting in a loss of $1,469.

                            DYNAMARK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

6 -  CONSULTING AGREEMENT

          During the year ended July 31, 1992, the Company entered into an agreement with an entity to render consulting services to the Company in identifying equity or debt financing and/or potential merger candidates. Under the agreement, the Company paid a $5,000 nonrefundable fee to that entity, which was included in professional fees for the year ended July 31, 1992. Pursuant to the agreement, the Company will be obligated to pay an additional $5,000 upon identification of a potential source of financing or a merger/acquisition candidate. The Company is also obligated to make an additional $15,000 payment upon the successful closing (signed letter of intent) of either a financing agreement or merger/acquisition. In addition, the agreement provides that the consulting entity will receive shares of Dynamark Corporation, which will be restricted pursuant to Rule 144 of the Securities and Exchange Commission. The agreement will terminate upon successful identification of financing or a merger/acquisition, or when it is terminated by one of the parties.

          During the year ended July 31, 1992, the Company entered into a transaction covered by the consulting agreement, which resulted in a letter of intent qualifying for compensation under the agreement. During that year, the transaction was aborted. The Company incurred consulting fees of $2,500 to this consultant in settlement of its obligation concerning the letter of intent.

          As of July 31, 1998, there are no pending financings or merger/acquisitions subject to this agreement, which remains in effect.

7 -  RELATED PARTY TRANSACTIONS

     Rent

          The Company rents its principal office space from its president. Rentals began August 1, 1988 on a month-to-month basis at $500 per month. Rent expense incurred was $6,000 for each of the years ended July 31, 1998, 1997 and 1996. As of July 31, 1998 and 1997, $40,000 and
     $34,000, respectively, of unpaid rent expense is included in the balance due to officer.

                            DYNAMARK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

7 -  RELATED PARTY TRANSACTIONS (Continued)

     Due to Officer

          At July 31, 1998 and 1997, the balance due to officer consists of noninterest-bearing amounts payable to the president of the Company as follows:

                                               1998                 1997
                                           ------------         ------------

         Officer's salary (see Note 8)     $    125,961         $    125,961
         Rent                                    40,000               34,000
                                           ------------         ------------

                                           $    165,961         $    159,961
                                           ============         ============


8 -  COMMITMENT

          In August 1998, the Company renewed the contract with its president for a period of one year, beginning August 1, 1998, at a minimum annual salary of $50,000 a year, plus certain guaranteed fringe benefits. These benefits include medical and life insurance coverage, use of a Company-owned vehicle and reimbursement of related expenses, and a death benefit of $15,000 payable to the employee's estate or spouse if the employee dies during the term of the agreement. The Company will recognize the cost of providing the life insurance benefit by charging expense at the time the death benefit is paid. Beginning April 30, 1994 and continuing until the Company makes a financial turnaround, the president has agreed to provide his services without compensation. At July 31, 1998 and 1997, approximately $126,000 of the president's salary for the period prior to April 30, 1994 is unpaid and is included in due to officer.

                            DYNAMARK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

9 -  COMMON AND PREFERRED STOCK

     Public Offering of Common Stock and Related Warrants

          Pursuant to a proposed public offering of 100,000 units, the Company, on July 22, 1988, sold 84,335 units (under a minimum offering) at $6.00 per unit, consisting of 2,530,050 shares of the Company's $.0001 par value common stock and warrants to purchase an additional 10,120,200 shares of the authorized but unissued stock. Each unit consisted of 30 shares of common stock, 60 Series A warrants to purchase 5,060,100 shares of common stock at $.25 per share, until March 10, 1992, and 60 Series B warrants to purchase 5,060,100 shares of common stock at $.40 per share, until March 10, 1992. The Company had the right to redeem the warrants at $.005 each during the exercise period on 30 days' written notice.

          On August 8, 1988, the remaining 15,665 units were sold, representing 469,950 shares of $.0001 common stock and the related Series A and Series B warrants.

          None of the Series A or Series B warrants were exercised or redeemed through March 10, 1992, when they expired.

     Preferred Stock

          The Company has authorized 5,000,000 shares of preferred stock, $.0001 par value, which may be issued in one or more series at the discretion of the board of directors, and which will be entitled to a preference over common stock as to dividends and liquidation values. At July 31, 1998 and 1997, none of the preferred stock has been issued.

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

11 - INCOME TAXES

          The Company has net operating loss carryforwards of approximately $403,000 available to reduce future Federal taxable income expiring during the years 2004 to 2012.

          Valuation allowances of $161,000 and $149,000 were reflected at July 31, 1998 and 1997, respectively, representing the full amount of the related deferred tax assets.


12 - SUPPLEMENTARY NONCASH INVESTING AND FINANCING ACTIVITIES

          During the period from August 1, 1986 (date of inception) to July 31, 1987, the Company incurred deferred registration costs of $10,000 in connection with its initial public offering. These costs plus $90 were paid by the Company's affiliate on behalf of the Company. The Company issued its noninterest-bearing note payable of $9,990 to this affiliate plus 1,000,000 shares of its $.0001 par value common stock, having a total par value of $100.

          During the year ended July 31, 1988, the Company's affiliate paid an additional $9,437 on behalf of the Company, for which the Company issued an interest-bearing note payable.

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