Form 10-Q
period 1998-10-31
DYNAMARK CORP
filed 1998-12-16
CIK 824846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

For Quarter Ended                                         Commission file number
October 31, 1998                                                33-18218-NY
-----------------                                         ----------------------


                              DYNAMARK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-3376786
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

56 Dune Road, Atlantic Beach, New York                              11509
--------------------------------------                            ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code             (516) 889-3630
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

         Common Stock outstanding as of October 31, 1998:
           18,000,000, par value $.0001 per share.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTERLY REPORT FORM 10-Q FOR
                     THREE MONTHS ENDED OCTOBER 31, 1998 AND
                 FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1986)
                            THROUGH OCTOBER 31, 1998

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements:

                                                                                           Page
                                                                                           ----
                  Balance Sheet as of October 31,
                    1998 and July 31, 1998                                                  I-1

                  Statement of Operations for the Three Months Ended October 31,
                    1998 and 1997 and for the Period From Inception (August 1,
                    1986) Through October 31, 1998                                        I-2 - 3

                  Statement of Cash Flows for the Three Months Ended October 31,
                    1998 and 1997 and for the Period From Inception (August 1,
                    1986) Through October 31, 1998                                        I-4 - 5

                  Notes to Financial Statements                                           I-6 - 7


Item 2.         Management's Discussion and Analysis
                  of Financial Conditions and Results
                  of Operations                                                             I-8

                           PART II. OTHER INFORMATION

Signatures                                                                                 II-1


                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                 OCTOBER 31, 1998 (UNAUDITED) AND JULY 31, 1998

                                     ASSETS

                                                                                   October 31,            July 31,
                                                                                       1998                 1998
                                                                                   -----------            --------
                                                                                   (Unaudited)
Current assets

   Cash                                                                           $     199,820         $     201,850
   Prepaid income taxes                                                                   -                        15
                                                                                  -------------         -------------
           Total current assets                                                         199,820               201,865

Computer equipment - at cost, less accumulated
   depreciation of $13,556 at October 31, 1998
   and July 31, 1998                                                                      -                     -
                                                                                  -------------         ---------

                                                                                  $     199,820         $     201,865
                                                                                  =============         =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accrued expenses                                                               $      21,056         $      14,878
                                                                                  -------------         -------------

Due to officer                                                                          167,461               165,961
                                                                                  -------------         -------------

Shareholders' equity
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized, none issued                                                              -                     -
   Common stock, $.0001 par value; 50,000,000 shares
     authorized, 18,000,000 shares issued and outstanding                                 1,800                 1,800
   Additional paid-in capital                                                           556,751               556,751
   Deficit accumulated during the development stage                                    (547,248)             (537,525)
                                                                                  -------------         -------------

                                                                                         11,303                21,026
                                                                                  -------------         -------------

                                                                                  $     199,820         $     201,865
                                                                                  =============         =============

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                                            Cumulative
                                                                                                             August 1,
                                                                                                               1986
                                                                                                             (Date of
                                                                           Three Months Ended               Inception)
                                                                               October 31,                      To
                                                                    -------------------------------         October 31,
                                                                        1998               1997                1998
                                                                   -------------      -------------       -------------
Revenues
   Interest income                                                 $       2,264      $       2,138       $     212,250
   Licensing revenue                                                        -                  -                  1,469
   Amortization of excess of investment over
     net assets acquired                                                    -                  -                (17,500)
   Equity in operating losses of investee                                   -                  -                (14,894)
   Write-downs of investments                                               -                  -                (91,994)
   Recovery of note receivable written off                                  -                  -                 97,500
                                                                   -------------      -------------       -------------
           Total revenues                                                  2,264              2,138             186,831
                                                                   -------------      -------------       -------------

Expenses
   Salaries
     Officer                                                                -                  -                282,980
     Other                                                                  -                  -                 29,820
   Automobile rental and expenses                                           -                  -                 28,618
   Professional fees                                                       8,969              2,943             187,963
   Other, including rent expense incurred
     to officer of $1,500 in 1998 and 1997
     and $73,500 for the period from
     inception to October 31, 1998                                         3,018              3,002             191,991
   Licensing agreement:
     Costs                                                                  -                  -                 11,238
     Loss on termination                                                    -                  -                  1,469
                                                                   -------------      -------------       -------------
           Total expenses                                                 11,987              5,945             734,079
                                                                   -------------      -------------       -------------

           Net loss                                                $      (9,723)     $      (3,807)      $    (547,248)
                                                                   =============      =============       =============



The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                                     Cumulative
                                                                                                      August 1,
                                                                                                        1986
                                                                                                      (Date of
                                                                   Three Months Ended                Inception)
                                                                       October 31,                      To
                                                        -----------------------------------         October 31,
                                                              1998                 1997                 1998
                                                        --------------        -------------        ------------
Basic income (loss) per common share                     $       -            $       -            $        (.03)
                                                         ==============       ==============       =============


Weighted average number of shares
   outstanding                                           18,000,000           18,000,000              17,716,739
                                                         ==========           ==========              ==========



The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                        Cumulative
                                                                                                        August 1,
                                                                                                           1986
                                                                                                         (Date of
                                                                           Three Months Ended           Inception)
                                                                               October 31,                  To
                                                                     ------------------------------     October 31,
                                                                          1998             1997             1998
                                                                     -------------    -------------     ------------
Cash flows from operating activities
   Net loss                                                          $      (9,723)   $      (3,807)    $ (547,248)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities
       Equity in operating losses of investee                                -                -             14,894
       Amortization of excess of investment
         over net assets acquired                                            -                -             17,500
       Write-down of investments                                             -                -             91,994
       Recovery of note receivable written off                               -                -            (97,500)
       Depreciation and amortization                                         -                -             22,155
       Changes in assets and liabilities
         Accrued interest receivable                                         -                7,734        (24,375)
         Prepaid income taxes                                                   15            -                 -
         Deferred lease costs                                                -                -             (7,200)
         Deposits                                                            -                -               (797)
         Deposits repaid                                                     -                -                797
         Accrued expenses                                                    6,178            2,627         21,056
         Due to officer                                                      1,500            1,500        167,461
         Other                                                               -                -                549
                                                                     -------------    -------------     ----------

           Net cash provided by (used in)
              operating activities                                          (2,030)           8,054       (340,714)
                                                                     -------------    -------------     ----------



The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                         Cumulative
                                                                                                          August 1,
                                                                                                            1986
                                                                                                           (Date of
                                                                           Three Months Ended             Inception)
                                                                               October 31,                   To
                                                                     ------------------------------      October 31,
                                                                          1998             1997              1998
                                                                     -------------    -------------     -------------
Cash flows from investing activities
   Investments and related advances                                  $       -        $       -         $    (225,013)
   Proceeds from repayment of advances                                       -                -               125,000
   Collection of note receivable                                             -               97,500            97,500
   Acquisition of computer equipment                                         -                -               (13,556)
                                                                     -------------    -------------     -------------

           Net cash provided by (used in)
              investing activities                                           -               97,500           (16,069)
                                                                     -------------    -------------     -------------

Cash flows from financing activities
   Proceeds of sale of common stock pursuant
     to a public offering                                                    -                -               576,030
   Payments of notes payable, affiliate                                      -                -               (19,427)
                                                                     -------------    -------------     -------------

           Net cash provided by financing
              activities                                                     -                -               556,603
                                                                     -------------    -------------     -------------

Net increase (decrease) in cash                                             (2,030)         105,554           199,820

Cash, beginning of period                                                  201,850           99,593             -
                                                                     -------------    -------------     -------------

Cash, end of period                                                  $     199,820    $     205,147     $     199,820
                                                                     =============    =============     =============

Supplemental cash flow disclosures
   Income taxes paid                                                 $      -0-       $      -0-        $       6,726
                                                                     =============    =============     =============




The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

1 - GENERAL

          The accompanying financial statements are unaudited but reflect all adjustments which, in the opinion of the Company, are necessary to fairly present the financial position of the Company as of October 31, 1998, and the results of its operations and its cash flows for the three month periods ended October 31, 1998 and 1997 and from inception (August 1, 1986) through October 31, 1998.

2 - INCOME OR LOSS PER SHARE OF COMMON STOCK

          The weighted average number of shares for purposes of computing basic loss per share of common stock on the cumulative net loss is computed as if all shares had been outstanding as of the beginning of the respective years.

3 - RESULTS OF OPERATIONS

          The Company has been in the development stage since its inception on August 1, 1986. It has not generated operating revenues as of October 31, 1998 and no assurance can be given that it will generate revenues and earnings in the future.

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

          As of October 31, 1998, there are no currently pending financings or mergers/acquisitions subject to this agreement, which remains in effect.

5 - LIQUIDITY AND CAPITAL RESOURCES

          There have been no material changes in the Company's financial position, liquidity or capital resources since July 31, 1998 other than the effect of incurring normal company operating expenses.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  o      Financial Condition

                                The Company's shareholders' equity was $11,303
                         at October 31, 1998 compared to $21,026 at July 31, 1998, its most recent year-end. The decrease in shareholders' equity is due to the net loss sustained from operations of $9,723 for the three months ended October 31, 1998.

                                The Company's principal asset at October 31,
                         1998 and July 31, 1998 is cash. Changes in the Company's cash balance result from the payment of operating expenses, primarily professional fees.

                                The Company is expected to remain in the
                         development stage for the foreseeable future. As such, the Company is likely to incur only professional fees and miscellaneous expenses.

                  o      Results of Operations

                                The Company had a net loss of $9,723 for the
                         three months ended October 31, 1998 compared to a net loss of $3,807 for the three months ended October 31, 1997, principally due to an increase in professional fees.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTER ENDED OCTOBER 31, 1998

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:                                           DYNAMARK CORPORATION

__________________________                      By: __________________________
                                                       Allan Rothstein
                                                       President and Director