Form 10-Q
period 1999-01-31
DYNAMARK CORP
filed 1999-03-12
CIK 824846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

For Quarter Ended                                         Commission file number
January 31, 1999                                                 33-18218-NY


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /


                Common Stock outstanding as of January 31, 1999:
                     18,000,000, par value .0001 per share.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTERLY REPORT FORM 10-Q FOR
           THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1999 AND 1998
               AND FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1986)
                               TO JANUARY 31, 1999


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1. Financial Statements:


          Balance Sheet as of January 31, 1999
            and July 31, 1998                                            I-1

          Statement of Operations for the Three Months
            and Six Months Ended January 31, 1999 and
            1998 and for the Period From Inception
            (August 1, 1986) to January 31, 1999                         I-2

          Statement of Cash Flows for the Three Months
            and Six Months Ended January 31, 1999 and
            1998 and for the Period From Inception
            (August 1, 1986) to January 31, 1999                         I-3 - 4

          Notes to Financial Statements                                  I-5 - 6


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            I-7

                           PART II. OTHER INFORMATION

Signatures                                                               II-1

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                 JANUARY 31, 1999 (UNAUDITED) AND JULY 31, 1998

                                     ASSETS

                                                                             January 31,   July 31,
                                                                               1999         1998
                                                                             ---------    ---------
                                                                            (Unaudited)

Current assets
   Cash                                                                      $ 200,451    $ 201,850
   Prepaid income taxes                                                           --             15
                                                                             ---------    ---------

           Total current assets                                                200,451      201,865

Computer equipment - at cost, less accumulated
   depreciation of $13,556 at January 31, 1999
   and July 31, 1998                                                              --           --
                                                                             ---------    ---------

                                                                             $ 200,451    $ 201,865
                                                                             =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accrued expenses                                                          $  25,011    $  14,878
                                                                             ---------    ---------

Due to officer                                                                 168,961      165,961
                                                                             ---------    ---------

Shareholders' equity
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized, none issued                                                      --           --
   Common stock, $.0001 par value; 50,000,000 shares
     authorized, 18,000,000 shares issued and outstanding
     at January 31, 1999 and July 31, 1998                                       1,800        1,800
   Additional paid-in capital                                                  556,751      556,751
   Deficit accumulated during the development stage                           (552,072)    (537,525)
                                                                             ---------    ---------

                                                                                 6,479       21,026
                                                                             ---------    ---------

                                                                             $ 200,451    $ 201,865
                                                                             =========    =========

   The accompanying notes are an integral part of these financial statements

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                                                                         Cumulative
                                                                                                                          August 1,
                                                                                                                           1986
                                                             Three Months Ended             Six Months Ended             (Date of
                                                                January 31,                     January 31,            Inception) to
                                                       ----------------------------    ----------------------------     January 31,
                                                            1999           1998            1999            1998            1999
                                                       ------------    ------------    ------------    ------------    ------------

Revenues
   Interest income                                     $      2,089    $      2,481    $      4,353    $      4,619    $    214,339
   Licensing revenue                                           --              --              --              --             1,469
   Amortization of excess of investment over
     net assets acquired                                       --              --              --              --           (17,500)
   Equity in operating losses of investee                      --              --              --              --           (14,894)
   Write-downs of investments                                  --              --              --              --           (91,994)
   Recovery of note receivable written off                     --              --              --              --            97,500
                                                       ------------    ------------    ------------    ------------    ------------
           Total revenues                                     2,089           2,481           4,353           4,619         188,920
                                                       ------------    ------------    ------------    ------------    ------------
Expenses
   Salaries
     Officer                                                   --              --              --              --           282,980
     Other                                                     --              --              --              --            29,820
   Automobile rental and expenses                              --              --              --              --            28,618
   Professional fees                                          3,955           4,000          12,924           6,943         191,918
   Other, including rent expense incurred to
     officer of $1,500 for the three months
     ended January 31, 1999 and 1998, $3,000
     for the six months ended January 31,
     1999 and 1998, and $75,000 for the
     period from inception to January 31, 1999                2,958           3,464           5,976           6,466         194,949
   Licensing agreement:
     Costs                                                     --              --              --              --            11,238
     Loss on termination                                       --              --              --              --             1,469
                                                       ------------    ------------    ------------    ------------    ------------
           Total expenses                                     6,913           7,464          18,900          13,409         740,992
                                                       ------------    ------------    ------------    ------------    ------------
           Net loss                                    $     (4,824)   $     (4,983)   $    (14,547)   $     (8,790)   $   (552,072)
                                                       ============    ============    ============    ============    ============
           Basic loss per common share                 $       --      $       --      $       --      $       --      $       (.03)
                                                       ============    ============    ============    ============    ============
           Weighted average number of shares             18,000,000      18,000,000      18,000,000      18,000,000      17,722,404
                                                       ============    ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                        Cumulative
                                                                                                                         August 1,
                                                                                                                           1986
                                                              Three Months Ended             Six Months Ended            (Date of
                                                                 January 31,                     January 31,           Inception) to
                                                            ----------------------        ------------------------      January 31,
                                                            1999           1998            1999            1998            1999
                                                            -------        -------        --------        --------        ---------

Cash flows from operating activities
   Net loss                                                 $(4,824)       $(4,983)       $(14,547)       $ (8,790)       $(552,072)
   Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities
       Equity in operating losses of
          investee                                             --             --              --              --             14,894
       Amortization of excess of
          investment over net assets
          acquired                                             --             --              --              --             17,500
       Write-down of investments                               --             --              --              --             91,994
       Recovery of note receivable
          written off                                          --             --              --              --            (97,500)
       Depreciation and amortization                           --             --              --              --             22,155
       Changes in assets and liabilities
         Accrued interest receivable                           --             --              --             7,734          (24,375)
         Prepaid income taxes                                  --             --                15            --               --
         Deferred lease costs                                  --             --              --              --             (7,200)
         Deposits                                              --             --              --              --               (797)
         Deposits repaid                                       --             --              --              --                797
         Accrued expenses                                     3,955            413          10,133           3,040           25,011
         Due to officer                                       1,500          1,500           3,000           3,000          168,961
         Other                                                 --             --              --              --                549
                                                            -------        -------        --------        --------        ---------

           Net cash provided by (used in)
              operating activities                              631         (3,070)         (1,399)          4,984         (340,083)
                                                            -------        -------        --------        --------        ---------

The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                         Cumulative
                                                                                                                          August 1,
                                                                                                                            1986
                                                                          Three Months Ended       Six Months Ended       (Date of
                                                                             January 31,              January 31,      Inception) to
                                                                        ---------------------    ----------------------  January 31,
                                                                          1999         1998         1999         1998       1999
                                                                        ---------   ---------    ---------    ---------   ---------
Cash flows from investing activities
   Investments and related advances                                     $    --     $    --      $    --      $    --     $(225,013)
   Proceeds from repayment of advances                                       --          --           --           --       125,000
   Proceeds from collection of note receivable                               --          --           --         97,500      97,500
   Acquisition of computer equipment                                         --          --           --           --       (13,556)
                                                                        ---------   ---------    ---------    ---------   ---------
           Net cash provided by (used in) investing activities               --          --           --         97,500     (16,069)
                                                                        ---------   ---------    ---------    ---------   ---------
Cash flows from financing activities
   Proceeds of sale of common stock pursuant to public offering              --          --           --           --       576,030
   Payments of notes payable, affiliate                                      --          --           --           --       (19,427)
                                                                        ---------   ---------    ---------    ---------   ---------
           Net cash provided by financing activities                         --          --           --           --       556,603
                                                                        ---------   ---------    ---------    ---------   ---------
Net increase (decrease) in cash                                               631      (3,070)      (1,399)     102,484     200,451

Cash, beginning of period                                                 199,820     205,147      201,850       99,593        --
                                                                        ---------   ---------    ---------    ---------   ---------
Cash, end of period                                                     $ 200,451   $ 202,077    $ 200,451    $ 202,077   $ 200,451
                                                                        =========   =========    =========    =========   =========
Supplemental cash flow disclosures
   Income taxes paid                                                        $ -0-       $ -0-        $ -0-        $ -0-   $   6,726
                                                                        =========   =========    =========    =========   =========

The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

1 - GENERAL

          The accompanying financial statements are unaudited but reflect all adjustments which, in the opinion of the Company, are necessary to fairly present the financial position of the Company as of January 31, 1999, and its results of operations and cash flows for the three and six month periods ended January 31, 1999 and 1998 and from inception (August 1, 1986) to January 31, 1999.

2 - LOSS PER SHARE OF COMMON STOCK

          The weighted average number of shares for purposes of computing basic loss per share of common stock on the cumulative net loss is computed as if all shares had been outstanding as of the beginning of the respective years.

3 - RESULTS OF OPERATIONS

          The Company has been in the development stage since its inception on August 1, 1986. It has not generated operating revenues as of January 31, 1999, and no assurance can be given that it will generate revenues and earnings in the future.

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


                                  (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

4 - CONSULTING AGREEMENT (Continued)

          During the year ended July 31, 1992, the Company entered into a transaction covered by the consulting agreement, which resulted in a letter of intent qualifying for compensation under the agreement. During that year, the transaction was terminated. The Company incurred consulting fees of $2,500 to this consultant in settlement of its obligation concerning the letter of intent.

          At January 31, 1999, there are no currently pending financings or merger/acquisitions subject to this agreement, which remains in effect.

5 - LIQUIDITY AND CAPITAL RESOURCES

          There have been no material changes in the Company's financial position, liquidity or capital resources since July 31, 1998, other than the effect of incurring normal operating expenses.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               o    Financial Condition

                        The Company's shareholders' equity was $6,479 at January
                    31, 1999 compared to $21,026 at July 31, 1998, its most recent year-end. The decrease in shareholders' equity is due to the net loss of $14,547 sustained from operations for the six months ended January 31, 1999.

                        The Company's principal asset at January 31, 1999 and
                    July 31, 1998 is cash. Changes in the Company's cash balance result from the payment of operating expenses, primarily professional fees.

                        The Company is expected to remain in the development
                    stage for the foreseeable future. As such, it is likely to incur only professional fees and miscellaneous expenses.

               o    Results of Operations

                        The Company had a net loss of $4,824 for the three
                    months ended January 31, 1999 compared to a net loss of $4,983 for the three months ended January 31, 1998.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTER ENDED JANUARY 31, 1999



                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




DATE:                             DYNAMARK CORPORATION

                                  By:
-------------------------             --------------------------------------
                                      Allan Rothstein
                                      President and Director