Form 10-Q
period 1999-04-30
DYNAMARK CORP
filed 1999-06-14
CIK 824846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934



For Quarter ended                                         Commission file number
  April 30, 1999                                               33-18218-NY
-----------------                                         ----------------------


                              DYNAMARK CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                                13-3376786
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


56 Dune Road, Atlantic Beach, New York                              11509
----------------------------------------                    --------------------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code          (516) 889-3630
                                                            --------------------



                                      N/A
-------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X      No


         Common Stock outstanding as of April 30, 1999:
           18,000,000, par value $.0001 per share.

                              DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         QUARTERLY REPORT FORM 10-Q FOR
           THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1999 AND 1998
      AND FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1986) TO APRIL 30, 1999


                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

Item 1.         Condensed Financial Statements:
                                                                                                  Page
                                                                                                  ----

                  Balance Sheet as of April 30, 1999 and July 31, 1998                             I-1

                  Statement of Operations for the Three Months and Nine Months
                    Ended April 30, 1999 and 1998 and for the Period From
                    Inception
                    (August 1, 1986) to April 30, 1999                                             I-2

                  Statement of Cash Flows for the
                    Three Months and Nine Months Ended April 30,
                    1999 and 1998 and for the Period From Inception
                    (August 1, 1986) to April 30, 1999                                           I-3 - 4

                  Notes to Condensed Financial Statements                                        I-5 - 6


Item 2.         Management's Discussion and analysis of Financial
                  Condition and Results of Operations                                              I-7


                           PART II. OTHER INFORMATION


Signatures                                                                                        II-1

                              DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEET

                  APRIL 30, 1999 (UNAUDITED) AND JULY 31, 1998


                                     ASSETS


                                                                      April 30,               July 31,
                                                                        1999                    1998
                                                                     -----------             ----------
                                                                    (Unaudited)
Current assets
   Cash                                                                $ 201,887              $ 201,850
   Prepaid income taxes                                                     --                       15
                                                                       ---------              ---------
           Total current assets                                          201,887                201,865

Computer equipment - at cost, less accumulated
   depreciation of $13,556 at April 30, 1999
   and July 31, 1998                                                        --                     --
                                                                       ---------              ---------
                                                                       $ 201,887              $ 201,865
                                                                       =========              =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accrued expenses                                                    $  27,411              $  14,878
                                                                       ---------              ---------
Due to officer                                                           170,461                165,961
                                                                       ---------              ---------
Shareholders' equity
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized, none issued                                                --                     --
   Common stock, $.0001 par value; 50,000,000 shares
     authorized, 18,000,000 shares issued and outstanding
     at April 30, 1999 and July 31, 1998                                   1,800                  1,800
   Additional paid-in capital                                            556,751                556,751
   Deficit accumulated during the development stage                     (554,536)              (537,525)
                                                                       ---------              ---------
                                                                           4,015                 21,026
                                                                       ---------              ---------
                                                                       $ 201,887              $ 201,865
                                                                       =========              =========




The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                                                                       Cumulative
                                                                                                                     August 1, 1986
                                                             Three Months Ended           Nine Months Ended             (Date of
                                                                  April 30,                     April 30,             Inception) to
                                                        ---------------------------     -------------------------        April 30,
                                                            1999            1998           1999           1998             1999
                                                        ------------     ----------     ----------     ----------    -------------
Revenues
   Interest income                                      $      2,079     $    2,285     $    6,432     $    6,904    $   216,418
   Licensing revenue                                            --             --             --             --            1,469
   Amortization of excess of investment
     over net assets acquired                                   --             --             --             --          (17,500)
   Equity in operating losses of investee                       --             --             --             --          (14,894)
   Write-downs of investments                                   --             --             --             --          (91,994)
   Recovery of note receivable written off                      --             --             --             --           97,500
                                                        ------------     ----------     ----------     ----------    -------------
           Total revenues                                      2,079          2,285          6,432          6,904        190,999
                                                        ------------     ----------     ----------     ----------    -------------

Expenses
   Salaries
     Officer                                                    --             --             --             --          282,980
     Other                                                      --             --             --             --           29,820
   Automobile rental and expenses                               --             --             --             --           28,618
   Professional fees                                           2,400            750         15,324          6,799        194,318
   Other, including rent expense incurred to
     officer of $1,500 for the three months ended
     April 30, 1999 and 1998, $4,500 for the nine
     months ended April 30, 1999 and 1998, and $76,500
     for the period from inception to April 30, 1999           2,143          1,790          8,119          9,150        197,092
   Licensing agreement Costs                                    --             --             --             --           11,238
     Loss on termination                                        --             --             --             --            1,469
                                                        ------------     ----------     ----------     ----------    -------------
           Total expenses                                      4,543          2,540         23,443         15,949        745,535
                                                        ------------     ----------     ----------     ----------    -------------
           Net loss during the development stage        $     (2,464)    $     (255)    $  (17,011)    $   (9,045)   $  (554,536)
                                                        ============     ==========     ==========     ==========    =============
           Income (loss) per common share               $    -0-         $   -0-        $   -0-        $   -0-       $      (.03)
                                                        ============     ==========     ==========     ==========    =============
           Weighted average number of shares              18,000,000     18,000,000     18,000,000     18,000,000     17,727,847
                                                        ============     ==========     ==========     ==========    =============



The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                                                                                       Cumulative
                                                                                                                     August 1, 1986
                                                          Three Months Ended               Nine Months Ended             (Date of
                                                              April 30,                         April 30,             Inception) to
                                                      -------------------------      ----------------------------        April 30,
                                                         1999         1998                1999           1998             1999
                                                      ----------    -----------      -----------       ----------    -------------
Cash flows from operating activities
   Net loss                                           $  (2,464)    $   ( 255)       $  (17,011)       $  (9,045)    $    (554,536)
   Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities
       Equity in operating losses of investee               -           -                   -              -                14,894
       Amortization of excess of investment
         over net assets acquired                           -           -                   -              -                17,500
       Write-down of investments                            -           -                   -              -                91,994
       Recovery of note receivable written off              -           -                   -              -               (97,500)
       Depreciation and amortization                        -           -                   -              -                22,155
       Changes in assets and liabilities
         Accrued interest receivable                        -           -                   -              7,734           (24,375)
         Prepaid income taxes                               -           -                    15            -                   -
         Deferred lease costs                               -           -                   -              -                (7,200)
         Deposits                                           -           -                   -              -                  (797)
         Deposits repaid                                    -           -                   -              -                   797
         Accrued expenses                                 2,400        (3,394)           12,533             (354)           27,411
         Due to officer                                   1,500         1,500             4,500            4,500           170,461
         Other                                              -           -                   -              -                   549
                                                      ----------    -----------      -----------       ----------    -------------
           Net cash provided by (used in)
           operating activities                           1,436        (2,149)               37            2,835          (338,647)
                                                      ----------    -----------      -----------       ----------    -------------



The accompanying notes are an integral part of these financial statements.


                                                                    (Continued)

                              DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                                                                                       Cumulative
                                                                                                                     August 1, 1986
                                                             Three Months Ended             Nine Months Ended             (Date of
                                                                   April 30,                    April 30,             Inception) to
                                                          --------------------------     ------------------------         April 30,
                                                             1999         1998              1999         1998             1999
                                                          -----------   ------------     ---------    ----------     --------------
Cash flows from investing activities
   Investments and related advances                       $     -       $      -         $   -        $    -         $    (225,013)
   Proceeds from repayment of advances                          -              -             -             -               125,000
   Proceeds from collection of note receivable                  -              -             -            97,500            97,500
   Acquisition of computer equipment                            -              -             -             -               (13,556)
                                                          -----------   ------------     ---------    ----------     --------------
           Net cash provided by (used in)
           investing activities                                 -              -             -            97,500           (16,069)
                                                          -----------   ------------     ---------    ----------     --------------
Cash flows from financing activities
   Proceeds of sale of common stock pursuant
   to public offering                                           -              -             -             -               576,030
   Payments of notes payable - affiliate                        -              -             -             -               (19,427)
                                                          -----------   ------------     ---------    ----------     --------------
           Net cash provided by financing activities            -              -             -             -               556,603
                                                          -----------   ------------     ---------    ----------     --------------
Net increase (decrease) in cash and cash equivalents            1,436         (2,149)           37       100,335           201,887

Cash, beginning of period                                     200,451        202,077       201,850        99,593               -
                                                          -----------   ------------     ---------    ----------     --------------

Cash, end of period                                           201,887        199,928       201,887       199,928     $     201,887
                                                          ===========   ============     =========    ==========     ==============
Supplemental cash flow disclosures
   Income taxes paid                                           -0-               622        -0-              622     $       6,726
                                                          ===========   ============     =========    ==========     ==============



The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS




1 - General

          The financial statements contained within are unaudited but reflect all adjustments which, in the opinion of the Company, are necessary to fairly present the financial position of the Company as of April 30, 1999, and its results of operations and cash flows for the three and nine month periods ended April 30, 1999 and 1998 and from inception (August 1, 1986) through April 30, 1999.

          The condensed financial statements presented herein include the accounts of Dynamark Corporation. The accounts have been prepared by the Company without audit. The foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary to present fairly the financial position of the Company as of April 30, 1999, the statements of operations and the statements of cash flows for the three months and nine months ended April 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations for the year ending July 31, 1999.


2 - Loss per share OF COMMON STOCK

          The weighted average number of shares for purposes of computing basic loss per share of common stock on the cumulative net loss is computed as if all shares had been outstanding as of the beginning of the respective years.


3 - Results of operations

          The Company has been in the development stage since its inception on August 1, 1986. It has not generated operating revenues as of April 30, 1999, and no assurance can be given that it will generate revenues and earnings in the future.


                                  (Continued)

                              DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS




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

          As of April 30, 1999, there are no currently pending financings or merger/acquisitions subject to this agreement, which remains in effect.


5 - Liquidity and capital resources

          There have been no material changes in the Company's financial position, liquidity or capital resources since April 30, 1999, other than the effect of incurring normal operating expenses.

                              DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)




Item 2. Management's discussion and analysis of financial condition and results of operations

                  o      Financial condition

                               The Company's shareholders' equity was $4,015 at
                         April 30, 1999 compared to $21,026 at July 31, 1998,
                         its most recent year-end. The decrease in shareholders' equity is due to the net loss of $17,011 sustained from operations for the nine months ended April 30, 1999.

                                The Company's principal asset at April 30, 1999
                         and July 31, 1998 is cash. Changes in the Company's cash balance result from the payment of operating expenses, primarily professional fees.

                                The Company is expected to remain in the
                         development stage for the foreseeable future. As such, it is likely to incur only professional fees and miscellaneous expenses.

                o        Results of operations

                               The Company had a net loss of $2,464 for the
                         three months ended April 30, 1999 compared to a net loss of $255 for the three months ended April 30, 1998.

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




DATE:                                          DYNAMARK CORPORATION



 June 14, 1999                                 By: /s/ Allan Rothstein
-----------------------------------               ------------------------------
                                                      Allan Rothstein
                                                      President and Director