Form 10-K405
period 1999-07-31
DYNAMARK CORP
filed 1999-11-19
CIK 824846

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended July 31, 1999 or

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

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                    on which registered
-------------------                                    -------------------

None                                                   Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                  The voting stock of Dynamark Corporation (consisting of Common Stock, $.0001 par value) is traded in the over-the-counter market. However, no trades have been reported by the National Quotation Bureau, Inc. and any limited trading may not be reflective of the market value for the Company's voting stock held by non-affiliates. There were 18,000,000 shares of Common Stock of the Registrant outstanding on October 25, 1999, of which approximately 3,500,000 were held by non-affiliates.

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

         Approximate Number of Equity Security Holders
         As of October 25 1999, there were 24 holders of record of the Company's Common Stock. Such number of record owners was determined from the Company's stockholders' records and does not include beneficial owners of the Company's Common Stock, which shares are held in the names of various security holders, dealers and clearing agencies.

Item 6.           Selected Financial Data.

         The following selected data for the period indicated has been derived from the financial statements of the Company, a development stage entity. This information should be read in conjunction with the related financial statements and notes thereto included elsewhere in this report.

                  AS OF JULY 31, AND FOR THE PERIODS THEN ENDED

                                                                                        Cumulative
                                                                                      August  1, 1986
                                                                                    (Date of Inception)
                    1999          1998            1997        1996         1995       to July 31, 1999
                    ----          ----            ----        ----         ----          -------------
Revenues (loss)    $  8,421     $  9,584        $163,495    $  3,156     $  3,787          $192,988

Net Income
(loss)             $(18,457)       8,803         140,573     (16,299)     (32,636)         (555,982)

Income (loss)
Per Common
Share                                 --             .01          --           --              (.03)

Total Assets       $203,212      201,865         205,222      61,744       73,510           203,212

Long-term debt     $171,961      168,961         159,961     153,961      147,961           171,961

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         Income, consisting of interest and dividends only, reflected in revenues for the fiscal year ended July 31, 1999 decreased from that reported for the year ended July 31, 1998 by $1,163. Income reported during the years ended July 31, 1994 through 1998 consisted primarily of interest and dividends received on Company cash balances and the subsequent recovery of a promissory note, and related accrued interest, which is reflected in income for the fiscal year ended July 31, 1997. The note and accrued interest had been written off prior to 1995.

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

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

         Not applicable.

Item 10.          Directors and Executive Officers.

         The directors and executive officers of the Company are as follows:

Name                       Age                 Position
----                       ---                 --------

Allan P. Rothstein         41                  President, Treasurer and Director

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

Item 11.          Executive Compensation

         Allan P. Rothstein, President of the Company, was employed by the Company under an Employment Agreement ending August 1, 1999. Mr. Rothstein currently serves as President of the Company under an employment agreement and receives no compensation. During the fiscal year ended July 31, 1999, Mr. Rothstein was entitled to a salary of $50,000, which has been waived. Mr. Rothstein is also entitled, during the term of his employment agreement, to health insurance benefits, life insurance with premiums not to exceed $2,500 per annum with his wife and children as beneficiaries, the use of a Company owned or leased vehicle, and reimbursement for expenses which he may incur on behalf of the Company. Furthermore, if Mr. Rothstein dies at any time during the term of his employment agreement, the Company is obligated to pay to Mr. Rothstein's estate or wife, if married, a death benefit of $15,000. Mr. Rothstein has advised the Company that he will continue to serve the Company without payment of salary.

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

Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management

         The following table sets forth certain information as of October 25, 1999 with respect to the ownership of the Company's Common Stock by each person known by the Company to own beneficially more than 5% of such Common Stock, by each officer and director of the Company and by officers and directors as a group.

                                                     Amount and Percent-
                                                     age of Beneficial
                                                       Ownership (1)
                                                       -------------

Directors, Officers                             Number of
and 5% Shareholders                               Shares             Percent
-------------------                               ------             -------

Allan P. Rothstein (2)                           1,000,000              5.5%
56 Dune Road
Atlantic Beach, New York 11909

Cynthia Rothstein (2)                           11,375,000             63.2
311 Links Drive West
Oceanside, New York 11572

Brown Wharton & Co., Inc. (2)                    1,000,000              5.5
56 Dune Road
Atlantic Beach, New York 11909

All Directors and Officers
as a Group (1 in number)                         1,000,000              5.5

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on the 25th day of October, 1999.


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

Dated: October 25, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature             Title                                       Date
     ---------             -----                                       ----

/s/ Allan P. Rothstein     President, Treasurer                 October 25, 1999
----------------------     and Director (principal executive
Allan P. Rothstein         and financial officer)

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

                              DYNAMARK CORPORATION



                                    FORM 10-K



                     For the fiscal year ended July 31, 1999

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                    YEARS ENDED JULY 31, 1999, 1998 AND 1997
                AND THE PERIOD AUGUST 1, 1986 (DATE OF INCEPTION)
                                TO JULY 31, 1999

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

     YEARS ENDED JULY 31, 1999, 1998 AND 1997 AND THE PERIOD AUGUST 1, 1986
                      (DATE OF INCEPTION) TO JULY 31, 1999


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

              The following indicated Financial Statements of the Company are annexed hereto immediately following the signature page to this Report:

                                                                                   Page
                                                                                   ----
              Independent Auditors' Report                                          F-1

              Balance Sheet - July 31, 1999 and 1998                                F-2

              Statement of Operations - years ended July 31, 1999, 1998 and
                1997 and the period August 1, 1986
                (date of inception) to July 31, 1999                             F-3 - F-4

              Statement of Changes in Shareholders' Equity (Deficiency)-
                years ended July 31, 1999, 1998 and 1997 and the
                period August 1, 1986 (date of inception) to July 31, 1999          F-5

              Statement of Cash Flows - years ended July 31, 1999, 1998 and
                1997 and the period August 1, 1986
                (date of inception) to July 31, 1999                             F-6 - F-7

              Notes to Financial Statements                                      F-8 - F-14

          2.  Exhibits

              Incorporated by reference to the Exhibit Index at the end of this Report.

    (b)   Reports on Form 8-K

              None

FRIEDMAN
ALPREN &                                                      1700 BROADWAY
GREEN LLP                                                     NEW YORK, NY 10019
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS                  212-582-1600
                                                              FAX 212-265-4761
                                                              www.nyccpas.com




                          INDEPENDENT AUDITORS' REPORT



TO THE SHAREHOLDERS OF DYNAMARK CORPORATION

           We have audited the accompanying balance sheet of DYNAMARK CORPORATION (a development stage company) as of July 31, 1999 and 1998, and the related statements of operations, changes in shareholders' equity (deficiency) and cash flows for the years ended July 31, 1999, 1998 and 1997 and for the period August 1, 1986 (date of inception) to July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DYNAMARK CORPORATION (a development stage company) as of July 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended July 31, 1999, 1998 and 1997, and for the period August 1, 1986 (date of inception) to July 31, 1999, in conformity with generally accepted accounting principles.




                                                    Friedman Alpren & Green LLP


October 1, 1999

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                             JULY 31, 1999 AND 1998

                           ASSETS

                                                               1999           1998
                                                             ---------     ---------
Current assets
   Cash - Note 3                                             $ 202,987     $ 201,850
   Prepaid income taxes - Notes 2 and 10                           225            15
                                                             ---------     ---------

                                                             $ 203,212     $ 201,865
                                                             =========     =========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accrued expenses                                          $  28,682     $  14,878
                                                             ---------     ---------

Due to officer - Note 7                                        171,961       165,961
                                                             ---------     ---------

Commitment - Note 6                                               --            --

Shareholders' equity - Note 8
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized, none issued                                      --            --
   Common stock, $.0001 par value; 50,000,000 shares
     authorized, 18,000,000 shares issued and outstanding        1,800         1,800
   Additional paid-in capital                                  556,751       556,751
   Deficit accumulated during the development stage           (555,982)     (537,525)
                                                             ---------     ---------

                                                                 2,569        21,026
                                                             ---------     ---------

                                                             $ 203,212     $ 201,865
                                                             =========     =========

   The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                                                                          Cumulative
                                                                                          August 1,
                                                                                             1986
                                                                                           (Date of
                                                                                          Inception)
                                                           Year Ended July 31,                To
                                                 -------------------------------------      July 31,
                                                    1999         1998          1997          1999
                                                 ---------     ---------     ---------     ---------
Revenues
   Interest and dividend income                  $   8,421     $   9,584     $  65,995     $ 218,407
   Licensing revenue                                  --            --            --           1,469
   Equity in operating losses of investee -
     Note 2                                           --            --            --         (14,894)
   Amortization of excess of investment over
     net assets acquired - Note 2                     --            --            --         (17,500)
   Write-downs of investments - Note 2                --            --            --         (91,994)
   Recovery of note receivable written off -
     Note 9                                           --            --          97,500        97,500
                                                 ---------     ---------     ---------     ---------

           Total revenues                            8,421         9,584       163,495       192,988
                                                 ---------     ---------     ---------     ---------

Expenses
   Salaries
     Officer                                          --            --            --         282,980
     Other                                            --            --            --          29,820
   Automobile rental and expenses                     --            --            --          28,618
   Professional fees                                16,960         6,599        12,244       195,954
   Other, including rent expense incurred
     to officer of $6,000 in 1999, 1998 and
     1997 and $78,000 for the period from
     inception to July 31, 1999                      9,918        11,788        10,678       198,891
   Licensing agreement
     Costs                                            --            --            --          11,238
     Loss on termination                              --            --            --           1,469
                                                 ---------     ---------     ---------     ---------

           Total expenses                           26,878        18,387        22,922       748,970
                                                 ---------     ---------     ---------     ---------

           Net income (loss)                     $ (18,457)    $  (8,803)    $ 140,573     $(555,982)
                                                 =========     =========     =========     =========

                                   (Continued)

   The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (Continued)





                                                                                                Cumulative
                                                                                                 August 1,
                                                                                                   1986
                                                                                                 (Date of
                                                                                                Inception)
                                                         Year Ended July 31,                        To
                                            ---------------------------------------------         July 31,
                                               1999            1998             1997               1999
                                            ----------      ----------      -------------      --------------
Basic income (loss) per common share -
   Note 2                                   $     --        $     --        $         .01      $         (.03)
                                            ==========      ==========      =============      ==============


Weighted average number of shares
   outstanding - Note 2                     18,000,000      18,000,000         18,000,000          17,733,081
                                            ==========      ==========      =============      ==============



   The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

             YEARS ENDED JULY 31, 1999, 1998 AND 1997 AND THE PERIOD
               AUGUST 1, 1986 (DATE OF INCEPTION) TO JULY 31, 1999




                                                                                              Deficit
                                                   Common Stock                             Accumulated
                                                 $.0001 Par Value            Additional     During the
                                              ------------------------         Paid-In       Development
                                               Shares           Amount         Capital         Stage            Total
                                               ------           ------       -----------    ------------      ----------
Issuance of common stock                     15,000,000      $    1,500      $     --        $     --         $    1,500

Issuance of common stock pursuant to
    a public offering - Note 8                3,000,000             300         556,751            --            557,051

Net loss for the period August 1, 1986
   (date of inception) to July 31, 1996            --              --              --          (669,295)        (669,295)
                                             ----------      ----------      ----------      ----------       ----------

Balance, July 31, 1996                       18,000,000           1,800         556,751        (669,295)        (110,744)

Net income for year ended July 31, 1997            --              --              --           140,573          140,573
                                             ----------      ----------      ----------      ----------       ----------

Balance, July 31, 1997                       18,000,000           1,800         556,751        (528,722)          29,829
                                                                                                                   1,800
                                                                                                                   1,800

Net loss for year ended July 31, 1998              --              --              --            (8,803)          (8,803)
                                             ----------      ----------      ----------      ----------       ----------

Balance, July 31, 1998                       18,000,000           1,800         556,751        (537,525)          21,026

Net loss for year ended July 31, 1999              --              --              --           (18,457)         (18,457)
                                             ----------      ----------      ----------      ----------       ----------

Balance, July 31, 1999                       18,000,000      $    1,800      $  556,751      $ (555,982)      $    2,569
                                             ==========      ==========      ==========      ==========       ==========


The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS


                                                                                                                   Cumulative
                                                                                                                    August 1,
                                                                                                                     1986
                                                                                                                    (Date of
                                                                                                                    Inception)
                                                                             Year Ended July 31,                      To
                                                                 -------------------------------------------        July 31,
                                                                   1999             1998              1997            1999
                                                                 --------          -------          --------        ---------
Cash flows from operating activities
   Net income (loss)                                             $(18,457)         $(8,803)         $140,573        $(555,982)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities
       Equity in operating losses of investee                       -                -                 -               14,894
       Amortization of excess of investment
         over net assets acquired                                   -                -                 -               17,500
       Write-down of investments                                    -                -                 -               91,994
       Recovery of note receivable written off                      -                -               (97,500)         (97,500)
       Depreciation and amortization                                -                -                 -               22,155
       Changes in assets and liabilities
         Accrued interest receivable                                -                7,734            (7,734)         (24,375)
         Prepaid income taxes                                        (210)             380              (353)            (225)
         Deferred lease costs                                       -                -                 -               (7,200)
         Deposits                                                   -                -                 -                 (797)
         Deposits repaid                                            -                -                 -                  797
         Accrued expenses                                          13,804             (554)           (3,095)          28,682
         Due to officer                                             6,000            6,000             6,000          171,961
         Other                                                      -                -                 -                  549
                                                                 --------          -------          --------        ---------

           Net cash provided by (used in)
              operating activities                                  1,137            4,757            37,891         (337,547)
                                                                 --------          -------          --------        ---------

                                  (Continued)

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (Continued)


                                                                                                                   Cumulative
                                                                                                                    August 1,
                                                                                                                     1986
                                                                                                                    (Date of
                                                                                                                    Inception)
                                                                             Year Ended July 31,                      To
                                                                 -------------------------------------------        July 31,
                                                                   1999             1998              1997            1999
                                                                 --------          -------          --------        ---------
Cash flows from investing activities
   Investments and related advances                              $   -            $    -            $    -          $(225,013)
   Proceeds from repayment of advances                               -                 -                 -            125,000
   Collection of note receivable                                     -              97,500               -             97,500
   Acquisition of computer equipment                                 -                 -                 -            (13,556)
                                                                 --------          -------          --------        ---------

           Net cash provided by (used in)
              investing activities                                   -              97,500               -            (16,069)
                                                                 --------          -------          --------        ---------

Cash flows from financing activities
   Proceeds of sale of common stock pursuant
     to a public offering                                            -                 -                 -            576,030
   Payments of notes payable, affiliate                              -                 -                 -            (19,427)
                                                                 --------          -------          --------        ---------

           Net cash provided by financing
              activities                                             -                 -                 -            556,603
                                                                 --------          -------          --------        ---------

Net increase in cash and
   cash equivalents                                                 1,137          102,257            37,891          202,987

Cash and cash equivalents, beginning
   of period                                                      201,850           99,593            61,702            -
                                                                 --------          -------          --------        ---------

Cash, end of period                                              $202,987         $201,850          $ 99,593        $ 202,987
                                                                 ========          =======          ========        =========

Supplemental cash flow disclosures
   Income taxes paid                                             $    365         $    380          $    453        $   7,091
                                                                 ========          =======          ========        =========

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


1 - DEVELOPMENT STAGE COMPANY

          The Company, a Delaware corporation, has been in the development stage since its formation on August 1, 1986. It has not generated operating revenues as of July 31, 1999, and no assurance can be given that it will generate operating revenues and earnings in the future.


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

                                  (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income or Loss Per Share of Common Stock

          The weighted average number of shares for purposes of computing basic loss per share of common stock for the cumulative period August 1, 1986 (date of inception) to July 31, 1999 is computed as if all shares had been outstanding as of the beginning of the respective years.

     Deferred Income Taxes

          At July 31, 1999 and 1998, deferred tax assets consist of future benefits of net operating loss carryforwards. Deferred tax assets at each date have been reduced by a valuation allowance equal to the total of such assets, until realization is assured.

     Marketable Equity Securities

          At July 31, 1996, marketable equity securities, which were classified as available-for-sale, were valued at fair value and the unrealized gain was reflected in shareholders' deficiency.

          A summary of changes in the unrealized gains on available-for-sale securities is as follows:

                                                   1996            1995
                                                 -------          -------

          Balance, beginning of year             $3,112           $  -

          Cumulative effect of change in
            accounting principle                    -              10,925

          Decrease in unrealized gain            (3,112)           (7,813)
                                                 ------           -------

          Balance, end of year                   $ -0-            $ 3,112
                                                 =======          =======

                                  (Continued)

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

                                  (Continued)

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

          As of July 31, 1999, there are no pending financings or merger/acquisitions subject to this agreement, which remains in effect.


7 - RELATED PARTY TRANSACTIONS

     Rent

          The Company rents its principal office space from its president. Rentals began August 1, 1988 on a month-to-month basis at $500 per month. Rent expense incurred was $6,000 for each of the years ended July 31, 1999, 1998 and 1997. As of July 31, 1999 and 1998, $46,000 and $40,000,
     respectively, of unpaid rent expense is included in the balance due to officer.

                                  (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


7 - RELATED PARTY TRANSACTIONS (Continued)

     Due to Officer

          At July 31, 1999 and 1998, the balance due to officer consists of noninterest-bearing amounts payable to the president of the Company as follows:

                                                1999             1998
                                              --------         --------
              Officer's salary                $125,961         $125,961
              Rent                              46,000           40,000
                                              --------         --------
                                              $171,961         $165,961
                                              ========         ========


8 - COMMON AND PREFERRED STOCK

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

                                  (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


8 - COMMON AND PREFERRED STOCK (Continued)

     Preferred stock

          The Company has authorized 5,000,000 shares of preferred stock, $.0001 par value, which may be issued in one or more series at the discretion of the board of directors, and which will be entitled to a preference over common stock as to dividends and liquidation values. At July 31, 1999 and 1998, none of the preferred stock has been issued.

     Incentive Stock Options Plan

          In April 1987, the Company adopted an Employee Incentive Stock Option Plan under which 2,500,000 shares of the common stock of the Company were authorized for issuance to key personnel, including eligible officers, directors, employees and independent consultants. The Plan terminated on April 7, 1997. No options were granted under the Plan.


9 - RECOVERY OF NOTE RECEIVABLE WRITTEN OFF

          During the year ended July 31, 1997, the Company collected approximately $24,000 of interest on a note receivable of $97,500 previously written off. On October 13, 1997, the principal was collected in full. The recovery is reflected as of July 31, 1997 in the accompanying financial statements.


10 - INCOME TAXES

          The Company has net operating loss carryforwards of approximately $422,000 available to reduce future Federal taxable income expiring during the years 2004 to 2019.

          Valuation allowances of $169,000 and $161,000 were reflected at July 31, 1999 and 1998, respectively, representing the full amount of the related deferred tax assets.

                                  (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

11 - SUPPLEMENTARY NONCASH INVESTING AND FINANCING ACTIVITIES

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

          Liabilities of $141,961 for salary and rent incurred to the president of the Company have been shown as long-term liabilities based on the officer's intent not to demand payment of these obligations for a period of at least one year from the balance sheet date.

                                  (Continued)