Form 10-Q
period 1999-10-31
DYNAMARK CORP
filed 1999-12-15
CIK 824846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934




For Quarter Ended                                        Commission file number
October 31, 1999                                              33-18218-NY


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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


        Common Stock outstanding as of October 31, 1999:
          18,000,000, par value $.0001 per share.

                                     DYNAMARK CORPORATION
                                (A DEVELOPMENT STAGE COMPANY)

                                QUARTERLY REPORT FORM 10-Q FOR
                           THREE MONTHS ENDED OCTOBER 31, 1999 AND
                        FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1986)
                                   THROUGH OCTOBER 31, 1999


                                      TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements:
                                                                         Page
                                                                         ----

           Balance Sheet as of October 31,
            1999 and July 31, 1999                                       I-1

           Statement of Operations for the Three Months
             Ended October 31, 1999 and 1998 and for the
             Period From Inception (August 1, 1986)
             Through October 31, 1999                                  I-2 - 3

           Statement of Cash Flows for the Three Months
             Ended October 31, 1999 and 1998 and for the
             Period From Inception (August 1, 1986)
             Through October 31, 1999                                  I-4 - 5

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

                                     DYNAMARK CORPORATION
                                (A DEVELOPMENT STAGE COMPANY)

                                   CONDENSED BALANCE SHEET

                        OCTOBER 31, 1999 (UNAUDITED) AND JULY 31, 1999


                                            ASSETS

                                                                     October 31,          July 31,
                                                                        1999                1999
                                                                     -----------        -----------
                                                                               (Unaudited)

Current assets
 Cash                                                                $   187,618        $   202,987
 Prepaid income taxes                                                        225                225
                                                                     -----------        -----------

                                                                     $   187,843        $   203,212
                                                                     ===========        ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
 Accrued expenses                                                    $    21,917        $    28,682
                                                                     -----------        -----------

Due to officer                                                           173,461            171,961
                                                                     -----------        -----------
Shareholders' equity (deficiency)
 Preferred stock, $.0001 par value; 5,000,000 shares
   authorized, none issued                                                  -                  -
 Common stock, $.0001 par value; 50,000,000 shares
   authorized, 18,000,000 shares issued and outstanding                    1,800              1,800
 Additional paid-in capital                                              556,751            556,751
 Deficit accumulated during the development stage                      ( 566,086)          (555,982)
                                                                     -----------        -----------

                                                                       (   7,535)             2,569
                                                                     -----------        -----------

                                                                     $   187,843        $   203,212
                                                                     -----------        -----------


The accompanying notes are an integral part of these financial statements.

                                     DYNAMARK CORPORATION
                                (A DEVELOPMENT STAGE COMPANY)

                              CONDENSED STATEMENT OF OPERATIONS
                                         (UNAUDITED)


                                                                                     Cumulative
                                                                                      August 1,
                                                                                         1986
                                                                                       (Date of
                                                                                      Inception)
                                                             Three Months Ended            To
                                                                 October 31,          October 31,
                                                               1999        1998          1999
                                                            ---------   ---------     ----------

Revenues
 Interest and dividend income                               $   2,112   $   2,264     $ 220,519
 Licensing revenue                                                -           -           1,469
 Amortization of excess of investment over
   net assets acquired                                            -           -        ( 17,500)
 Equity in operating losses of investee                           -           -        ( 14,894)
 Write-downs of investments                                       -           -        ( 91,994)
 Recovery of note receivable written off                          -           -          97,500
                                                            ---------   ---------     ---------


         Total revenues                                         2,112       2,264       195,100
                                                            ---------   ---------     ---------

Expenses
 Salaries
   Officer                                                        -           -         282,980
   Other                                                          -           -          29,820
 Automobile rental and expenses                                   -           -          28,618
 Professional fees                                              8,234       8,969       204,188
 Other, including rent expense incurred
   to officer of $1,500 for the three months ended
   October 31, 1999 and 1998 and $79,500 for the
   period from inception to October 31, 1999                    3,982       3,018       202,873
 Licensing agreement
   Costs                                                          -           -          11,238
   Loss on termination                                            -           -           1,469
                                                            ---------   ---------     ---------

         Total expenses                                        12,216      11,987       761,186
                                                            ---------   ---------     ---------

         Net loss                                           $ (10,104)  $  (9,723)    $(566,086)
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

                                     DYNAMARK CORPORATION
                                (A DEVELOPMENT STAGE COMPANY)

                              CONDENSED STATEMENT OF OPERATIONS
                                         (UNAUDITED)



                                                                                   Cumulative
                                                                                    August 1,
                                                                                      1986
                                                                                    (Date of
                                                      Three Months Ended           Inception)
                                                          October 31,                  To
                                                 -----------------------------     October 31,
                                                    1999                1998          1999
                                                 ----------         ----------     ----------

Basic income (loss) per common share             $    -             $    -         $     (.03)
                                                 ==========         ==========     ==========

Weighted average number of shares
 outstanding                                     18,000,000         18,000,000     17,738,117
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

                                     DYNAMARK CORPORATION
                                (A DEVELOPMENT STAGE COMPANY)

                              CONDENSED STATEMENT OF CASH FLOWS
                                         (UNAUDITED)


                                                                                     Cumulative
                                                                                      August 1,
                                                                                        1986
                                                                                      (Date of
                                                                                      Inception)
                                                          Three Months Ended              To
                                                              October 31,             October 31,
                                                        1999             1998            1999
                                                      ---------        --------        --------
Cash flows from operating activities
 Net loss                                             $ (10,104)       $ (9,723)      $(566,086)
 Adjustments to reconcile net loss to net
   cash used in operating activities
    Equity in operating losses of investee                 -               -             14,894
    Amortization of excess of investment
        over net assets acquired                           -               -             17,500
    Write-down of investments                              -               -             91,994
    Recovery of note receivable written off                -               -           ( 97,500)
    Depreciation and amortization                          -               -             22,155
    Changes in assets and liabilities
        Accrued interest receivable                        -               -           ( 24,375)
        Prepaid income taxes                               -                 15        (    225)
        Deferred lease costs                               -               -           (  7,200)
        Deposits                                           -               -           (    797)
        Deposits repaid                                    -               -                797
        Accrued expenses                                ( 6,765)          6,178          21,917
        Due to officer                                    1,500           1,500         173,461
        Other                                              -               -                549
                                                      ---------        --------        --------

         Net cash used in operating activities         ( 15,369)         (2,030)       (352,916)
                                                      ---------        --------        --------




The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                                     DYNAMARK CORPORATION
                                (A DEVELOPMENT STAGE COMPANY)

                              CONDENSED STATEMENT OF CASH FLOWS
                                         (UNAUDITED)


                                                                                    Cumulative
                                                                                     August 1,
                                                                                       1986
                                                                                      (Date of
                                                           Three Months Ended        Inception)
                                                               October 31,               To
                                                        ------------------------     October 31,
                                                          1999            1998           1999
                                                        --------        --------     ----------
Cash flows from investing activities
 Investments and related advances                       $    -          $    -        $(225,013)
 Proceeds from repayment of advances                         -               -          125,000
 Collection of note receivable                               -               -           97,500
 Acquisition of computer equipment                           -               -         ( 13,556)

         Net cash used in  investing activities              -               -         ( 16,069)

Cash flows from financing activities
 Proceeds of sale of common stock pursuant
   to a public offering                                      -               -          576,030
 Payments of notes payable, affiliate                        -               -         ( 19,427)

         Net cash provided by financing
           activities                                        -               -          556,603

Net increase (decrease) in cash                           (15,369)         (2,030)      187,618

Cash, beginning of period                                 202,987         201,850          -

Cash, end of period                                     $ 187,618       $ 199,820     $ 187,618

Supplemental cash flow disclosures
 Income taxes paid                                      $   1,169       $   -0-       $   8,260



The accompanying notes are an integral part of these financial statements.

                                     DYNAMARK CORPORATION
                                (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO CONDENSED FINANCIAL STATEMENTS



1 - GENERAL

         The accompanying unaudited condensed financial statements presented herein include the accounts of Dynamark Corporation. The foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary to present fairly the financial position of the Company as of October 31, 1999, and the statements of operations and the statements of cash flows for the three months ended October 31, 1999 and 1998 and from inception (August 1, 1986) through October 31, 1999. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1999. The results of operations for the three months ended October 31, 1999 are not necessarily indicative of the results of operations for the year ending July 31, 2000.


2 - LOSS PER SHARE OF COMMON STOCK

         The weighted average number of shares for purposes of computing basic loss per share of common stock on the cumulative net loss is computed as if all shares had been outstanding as of the beginning of the respective years.


3 - RESULTS OF OPERATIONS

         The Company has been in the development stage since its inception on August 1, 1986. It has not generated operating revenues as of October 31, 1999, and no assurance can be given that it will generate revenues and earnings in the future.

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

         As of October 31, 1999, there are no currently pending financings or merger/acquisitions subject to this agreement, which remains in effect.


5 - LIQUIDITY AND CAPITAL RESOURCES

         There have been no material changes in the Company's financial position, liquidity or capital resources since October 31, 1999, other than the effect of incurring normal operating expenses.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             o     Financial Condition

                         The Company's shareholders' equity (deficiency) was
                   $7,535 at October 31, 1999 compared to $2,569 at July 31, 1999, its most recent year-end. The decrease in shareholders' equity (deficiency) is due to the net loss of $10,104 sustained from operations for the three months ended October 31, 1999.

                         The Company's principal asset at October 31, 1999 and
                   July 31, 1999 is cash. Changes in the Company's cash balance result from the payment of operating expenses, primarily professional fees.

                         The Company is expected to remain in the development
                   stage for the foreseeable future. As such, it is likely to incur only professional fees and miscellaneous expenses.

             o     Results of Operations

                         The Company had a net loss of $10,104 for the three
                   months ended October 31, 1999 compared to a net loss of $9,723 for the three months ended October 31, 1998.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTER ENDED OCTOBER 31, 1999



                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:                                        DYNAMARK CORPORATION



                                             By:
----------------------------------              -------------------------------
                                                      Allan Rothstein
                                                      President and Director