Form 10-Q
period 2000-01-31
DYNAMARK CORP
filed 2000-03-08
CIK 824846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934




For Quarter Ended                                         Commission file number
January 31, 2000                                                33-18218-NY


                              DYNAMARK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                         13-3376786
--------------------------------------                         ------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



56 Dune Road, Atlantic Beach, New York                             11509
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code            (516) 889-3630
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

      Common Stock outstanding as of January 31, 2000:
        18,000,000, par value .0001 per share.

                              DYNAMARK CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTERLY REPORT FORM 10-Q FOR
           THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2000 AND 1999
               AND FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1986)
                               TO JANUARY 31, 2000


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements:
                                                                            Page

       Balance Sheet as of January 31, 2000
         and July 31, 1999                                                 I-1

       Statement of Operations for the Three Months
         and Six Months Ended January 31, 2000 and 1999
         and for the Period From Inception (August 1, 1986)
         to January 31, 2000                                               I-2

       Statement of Cash Flows for the Three Months
         and Six Months Ended January 31, 2000 and 1999
         and for the Period From Inception (August 1, 1986)
         to January 31, 2000                                            I-3 - 4

       Notes to Financial Statements                                    I-5 - 6


Item 2.    Management's Discussion and analysis of Financial
            Condition and Results of Operations                            I-7


                           PART II. OTHER INFORMATION


Signatures                                                                II-1

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                 JANUARY 31, 2000 (UNAUDITED) AND JULY 31, 1999


                                     ASSETS

                                                         January 31,    July 31,
                                                            2000          1999
                                                         ---------      --------
                                                         (Unaudited)
Current assets
  Cash                                                   $ 187,869    $ 202,987
  Prepaid income taxes                                         225          225
                                                         ---------    ---------

                                                         $ 188,094    $ 203,212
                                                         =========    =========


                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

Current liabilities
  Accrued expenses                                       $  26,260    $  28,682
                                                         ---------    ---------

Due to officer                                             174,961      171,961
                                                         ---------    ---------

Shareholders' equity (deficiency)
  Preferred stock, $.0001 par value; 5,000,000 shares
   authorized, none issued                                    -             -
  Common stock, $.0001 par value; 50,000,000 shares
   authorized, 18,000,000 shares issued and outstanding      1,800        1,800
  Additional paid-in capital                               556,751      556,751
  Deficit accumulated during the development stage        (571,678)    (555,982)
                                                         ---------    ---------

                                                          ( 13,127)       2,569
                                                         ---------    ---------

                                                         $ 188,094    $ 203,212
                                                         =========    =========





   The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                                       Cumulative
                                                                                                                      August 1, 1986
                                                           Three Months Ended               Six Months Ended             (Date of
                                                               January 31,                     January 31,            Inception) to
                                                         ----------------------          ----------------------         January 31,
                                                            2000         1999               2000          1999             2000
                                                         ---------    ---------          ---------     ---------          -------
Revenues
  Interest income                                      $      2,345    $      2,089    $      4,457    $      4,353    $    222,864
  Licensing revenue                                            --              --              --              --             1,469
  Amortization of excess of investment over
   net assets acquired                                         --              --              --              --           (17,500)
  Equity in operating losses of investee                       --              --              --              --           (14,894)
  Write-downs of investments                                   --              --              --              --           (91,994)
  Recovery of note receivable written off                      --              --              --              --            97,500
                                                       ------------    ------------    ------------    ------------    ------------
        Total revenues                                        2,345           2,089           4,457           4,353         197,445
                                                       ------------    ------------    ------------    ------------    ------------
Expenses
  Salaries
   Officer                                                     --              --              --              --           282,980
   Other                                                       --              --              --              --            29,820
  Automobile rental and expenses                               --              --              --              --            28,618
  Professional fees                                           4,344           3,955          12,578          12,924         208,532
  Other, including rent expense incurred to
   $1,500 for the three months ended January 31,
   2000 and 1999, $3,000 for the six
   months ended January 31, 2000 and 1999,
   and $81,000 for the period from inception to
   January 31, 2000                                           3,592           2,958           7,574           5,976         206,465
  Licensing agreement:
   Costs                                                       --              --              --              --            11,238
   Loss on termination                                         --              --              --              --             1,469
                                                       ------------    ------------    ------------    ------------    ------------
        Total expenses                                        7,936           6,913          20,152          18,900         769,122
                                                       ------------    ------------    ------------    ------------    ------------
        Net loss                                       $     (5,591)   $     (4,824)   $    (15,695)   $    (14,547)   $   (571,677)
                                                       ============    ============    ============    ============    ============
        Basic loss per common share                    $       --      $       --      $       --      $       --      $       (.03)
                                                       ============    ============    ============    ============    ============
        Weighted average number of shares                18,000,000      18,000,000      18,000,000      18,000,000      17,742,967
                                                       ============    ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                      Cumulative
                                                                                                                      August 1, 1986
                                                           Three Months Ended               Six Months Ended             (Date of
                                                               January 31,                     January 31,            Inception) to
                                                         ----------------------          ----------------------         January 31,
                                                            2000         1999               2000          1999             2000
                                                         ---------    ---------          ---------     ---------          -------
Cash flows from operating activities
Net loss                                                  $  (5,591)   $   (4,824)  $    (15,695)     $ (14,547)       $(571,677)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities
   Equity in operating losses of investee                      --             --            --             --             14,894
   Amortization of excess of investment over
    net assets acquired                                        --             --            --             --             17,500
   Write-down of investments                                   --             --            --             --             91,994
   Recovery of note receivable written off                     --             --            --             --            (97,500)
   Depreciation and amortization                               --             --            --             --             22,155
   Changes in assets and liabilities
    Accrued interest receivable                                --             --            --             --            (24,375)
    Prepaid income taxes                                       --             --            --               15             (225)
    Deferred lease costs                                       --             --            --             --             (7,200)
    Deposits                                                   --             --            --             --               (797)
    Deposits repaid                                            --             --            --             --                797
    Accrued expenses                                          4,342         3,955         (2,423)        10,133           26,259
    Due to officer                                            1,500         1,500          3,000          3,000          174,961
    Other                                                      --             --            --             --                549
                                                          ---------     ---------      ---------      ---------        ---------
      Net cash  provided by (used in)
       operating activities                                     251           631        (15,118)        (1,399)        (352,665)
                                                          ---------     ---------      ---------      ---------        ---------



The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                       Cumulative
                                                                                                                     August 1, 1986
                                                           Three Months Ended               Six Months Ended             (Date of
                                                               January 31,                     January 31,            Inception) to
                                                         ----------------------          ----------------------         January 31,
                                                            2000         1999               2000          1999             2000
                                                         ---------    ---------          ---------     ---------          -------
Cash flows from investing activities
  Investments and related advances                         $    --       $    --       $     --        $    --        $(225,013)
  Proceeds from repayment of advances                           --            --             --             --          125,000
  Proceeds from collection of note receivable                   --            --             --             --           97,500
  Acquisition of computer equipment                             --            --             --             --          (13,556)
                                                           ---------     ---------     ----------      ---------      ---------

        Net cash used in investing activities                   --            --             --             --          (16,069)
                                                           ---------     ---------     ----------      ---------      ---------

Cash flows from financing activities
  Proceeds of sale of common stock pursuant to                  --            --             --             --          576,030
  Payments of notes payable, affiliate                          --            --             --             --          (19,427)
                                                           ---------     ---------     ----------      ---------      ---------

        Net cash provided by financing activities               --            --             --             --          556,603
                                                           ---------     ---------     ----------      ---------      ---------

Net increase (decrease) in cash                                  251           631        (15,118)        (1,399)       187,869

Cash, beginning of period                                    187,618       199,820        202,987        201,850           --
                                                           ---------     ---------     ----------      ---------      ---------
Cash, end of period                                        $ 187,869     $ 200,451     $  187,869      $ 200,451      $ 187,869
                                                           =========     =========     ==========      =========      =========
Supplemental cash flow disclosures
  Income taxes paid                                        $   -0-       $   -0-       $   -0-         $   -0-        $   6,726
                                                           =========     =========     ==========      =========      =========


The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


1 - General

       The accompanying unaudited condensed financial statements presented herein include the accounts of Dynamark Corporation. The foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary to present fairly the financial position of the Company as of January 31, 2000, and the statements of operations and cash flows for the three and six month periods ended January 31, 2000 and 1999 and from inception (August 1, 1986) through January 31, 2000. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1999. The results of operations for the three and six months ended January 31, 2000 are not necessarily indicative of the results of operations for the year ending July 31, 2000.

2 - Results of operations

       The Company has been in the development stage since its inception on August 1, 1986. It has not generated operating revenues as of January 31, 2000, and no assurance can be given that it will generate revenues and earnings in the future.

3 - CONSULTING AGREEMENT

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

                   NOTES TO CONDENSED FINANCIAL STATEMENTS


3 - CONSULTING AGREEMENT (Continued)

       During the year ended July 31, 1992, the Company entered into a transaction covered by the consulting agreement, which resulted in a letter of intent qualifying for compensation under the agreement. During that year, the transaction was aborted. The Company incurred consulting fees of $2,500 to this consultant in settlement of its obligation concerning the letter of intent.

       As of January 31, 2000, there are no currently pending financings or merger/acquisitions subject to this agreement, which remains in effect.

                              DYNAMARK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)


Item 2. Management's discussion and analysis of financial condition and results of operations

           o     Financial condition

                     The Company's shareholders' equity (deficiency) was
                 $(13,127) at January 31, 2000 compared to $2,569 at July 31, 1999, its most recent year-end. The decrease in shareholders' equity (deficiency) is due to the net loss of $15,695 sustained from operations for the six months ended January 31, 2000.

                     The Company's principal asset at January 31, 2000 and July
                 31, 1999 is cash. Changes in the Company's cash balance result from the payment of operating expenses.

                     The Company is expected to remain in the development stage for the foreseeable future. As such, it is likely to incur only professional fees and miscellaneous expenses.

           o     Results of operations

                     The Company had a net loss of $5,591 and $4,824 for the
                 three months ended January 31, 2000 and 1999, respectively, compared to a net loss of $15,695 and $14,547, respectively, for the six months ended January 31, 2000 and 1999.

           o     Liquidity and Capital Resources

                     There have been no material changes in the Company's
                 financial position, liquidity or capital resources since January 31, 2000, other than the effect of incurring normal operating expenses.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTER ENDED JANUARY 31, 2000




                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:                                     DYNAMARK CORPORATION



                                          By:
                                             -----------------------------------
                                                   Allan Rothstein
                                                   President and Director