Form 10-Q
period 2000-04-30
DYNAMARK CORP
filed 2000-06-14
CIK 824846

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                          WITH ACCOMPANYING INFORMATION

                   THREE MONTHS ENDED APRIL 30, 2000 AND 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934




  For Quarter ended                               Commission file number
    April 30, 2000                                      33-18218-NY
---------------------                        -----------------------------


                              DYNAMARK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   13-3376786
--------------------------------------              ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


56 Dune Road, Atlantic Beach, New York                       11509
----------------------------------------            ---------------------
(Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code     (516) 889-3630
                                                    ---------------------



                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Common Stock outstanding as of April 30, 2000:
           18,000,000, par value $.0001 per share.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTERLY REPORT FORM 10-Q FOR
           THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2000 AND 1999
      AND FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1986) TO APRIL 30, 2000


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


Item 1.         Condensed Financial Statements:
                                                                                                                  Page

                  Balance Sheet as of April 30, 2000 and July 31, 1999                                             I-1

                  Statement of Operations for the Three Months and Nine Months
                    Ended April 30, 2000 and 1999 and for the Period From
                    Inception (August 1, 1986) to April 30, 2000                                                   I-2

                  Statement of Cash Flows for the
                    Three Months and Nine Months Ended April 30,
                    2000 and 1999 and for the Period From Inception
                    (August 1, 1986) to April 30, 2000                                                           I-3 - 4

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

                  Condition and Results of Operations                                                              I-7


                                                 PART II.  OTHER INFORMATION


Signatures                                                                                                        II-1


                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                  APRIL 30, 2000 (UNAUDITED) AND JULY 31, 1999


                                     ASSETS

                                                                                       April 30,           July 31,
                                                                                         2000                1999
                                                                                    --------------       --------
                                                                                      (Unaudited)
Current assets

   Cash                                                                             $     188,886        $     202,987
   Prepaid income taxes                                                                       225                  225
                                                                                    -------------        -------------

                                                                                    $     189,111        $     203,212
                                                                                    =============        =============



                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities

   Accrued expenses                                                                 $      31,926             $ 28,682
                                                                                    -------------        -------------

Due to officer                                                                            176,461              171,961
                                                                                    -------------        -------------

Shareholders' equity (deficiency)
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized, none issued                                                                -                    -
   Common stock, $.0001 par value; 50,000,000 shares
     authorized, 18,000,000 shares issued and outstanding                                   1,800                1,800
   Additional paid-in capital                                                             556,751              556,751
   Deficit accumulated during the development stage                                   (   577,827)         (   555,982)
                                                                                    -------------        -------------

                                                                                      (    19,276)               2,569
                                                                                    -------------        -------------

                                                                                    $     189,111        $     203,212
                                                                                    =============        =============


The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                                                                                      Cumulative
                                                                                                                    August 1, 1986
                                                             Three Months Ended          Nine Months Ended             (Date of
                                                                  April 30,                  April 30,               Inception) to
                                                      ---------------------------  ----------------------------        April 30,
                                                          2000           1999          2000           1999               2000
                                                      ------------   ------------  ------------   ------------       -------------
Revenues

   Interest income                                    $      2,475   $      2,079  $       6,932  $       6,432      $    225,339
   Licensing revenue                                           -              -             -              -                1,469
   Amortization of excess of investment over net
     assets acquired                                           -              -             -              -             ( 17,500)
   Equity in operating losses of investee                      -              -             -              -             ( 14,894)
   Write-downs of investments                                  -              -             -              -             ( 91,994)
   Recovery of note receivable written off                     -              -             -              -               97,500
                                                      ------------   ------------  -------------  -------------      ------------

           Total revenues                                    2,475          2,079         6,932          6,432            199,920
                                                      ------------   ------------  ------------   ------------       ------------

Expenses
   Salaries

     Officer                                                   -              -             -              -              282,980
     Other                                                     -              -             -              -               29,820
   Automobile rental and expenses                              -              -             -              -               28,618
   Professional fees                                         5,667          2,400        18,245         15,324            214,199
   Other, including rent expense incurred
     to officer of $1,500 for the three months
     ended April 30, 2000 and 1999, $4,500 for the
     nine months ended April 30, 2000 and 1999,
     and $50,500 for the period from inception
     to April 30, 2000                                       2,958          2,143        10,532          8,119            209,423
   Licensing agreement

     Costs                                                     -              -             -              -               11,238
     Loss on termination                                       -              -             -              -                1,469
                                                      ------------   ------------  ------------   ------------       ------------

           Total expenses                                    8,625          4,543        28,777         23,443            777,747
                                                      ------------   ------------  ------------   ------------       ------------

           Net loss during the development stage      $     (6,150)  $     (2,464) $(    21,845)  $    (17,011)      $   (577,827)
                                                      ============   ============  ============   ============       ============

           Income (loss) per common share             $       -0-    $       -0-   $       -0-    $       -0-        $   (    .03)
                                                      ============   ============  ============   ============       =============

           Weighted average number of shares            18,000,000     18,000,000    18,000,000     18,000,000         18,000,000
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

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                   Cumulative
                                                                                                                 August 1, 1986
                                                      Three Months Ended               Nine Months Ended            (Date of
                                                           April 30,                       April 30,              Inception) to
                                                -----------------------------   -----------------------------       April 30,
                                                     2000            1999            2000           1999              2000
                                                -------------   -------------   -------------  -------------     --------------
Cash flows from operating activities
   Net loss                                     $      (6,150)  $      (2,464)  $     (21,845) $     (17,011)   $    (577,827)
   Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating activities
       Equity in operating losses of investee             -               -               -              -             14,894
       Amortization of excess of investment
         over net assets acquired                         -               -               -              -             17,500
       Write-down of investments                          -               -               -              -             91,994
       Recovery of note receivable written off            -               -               -              -           ( 97,500)
       Depreciation and amortization                      -               -               -              -             22,155
       Changes in assets and liabilities
         Accrued interest receivable                      -               -               -              -           ( 24,375)
         Prepaid income taxes                                             -               -               15         (    225)
         Deferred lease costs                             -               -               -              -           (  7,200)
         Deposits                                         -               -               -              -           (    797)
         Deposits repaid                                  -               -               -              -                797
         Accrued expenses                               5,667           2,400           3,244         12,533           31,926
         Due to officer                                 1,500           1,500           4,500          4,500          176,461
         Other                                            -               -               -              -                549
                                                -------------   -------------   -------------  -------------    -------------

           Net cash provided by (used in)
             operating activities                       1,017           1,436       (  14,101)            37         (351,648)
                                                -------------   -------------   -------------  -------------    -------------


The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                  Cumulative
                                                                                                                August 1, 1986
                                                            Three Months Ended                Nine Months Ended     (Date of
                                                                 April 30,                        April 30,      Inception) to
                                                      ----------------------------  ---------------------------     April 30,
                                                           2000           1999           2000          1999           2000
                                                      -------------  -------------  ------------- -------------  -------------
Cash flows from investing activities
   Investments and related advances                   $       -      $       -      $       -     $       -      $    (225,013)
   Proceeds from repayment of advances                        -              -              -             -            125,000
   Proceeds from collection of note receivable                -              -              -             -             97,500
   Acquisition of computer equipment                          -              -              -             -           ( 13,556)
                                                      -------------  -------------  ------------- -------------  -------------

           Net cash used in investing activities              -              -              -             -           ( 16,069)
                                                      -------------  -------------  ------------- -------------  -------------

Cash flows from financing activities
   Proceeds of sale of common stock
     pursuant to public offering                              -              -              -             -            576,030
   Payments of notes payable - affiliate                      -              -              -             -           ( 19,427)
                                                      -------------  -------------  ------------- -------------  -------------

           Net cash provided by financing activities          -              -              -             -            556,603
                                                      -------------  -------------  ------------- -------------  -------------

Net increase (decrease) in cash and cash equivalents          1,017          1,436      (  14,101)           37        188,886

Cash, beginning of period                                   187,869        200,451        202,987       201,850            -
                                                      -------------  -------------  ------------- -------------  -------------

Cash, end of period                                   $     188,886  $     201,887  $     188,886 $     201,887  $     188,886
                                                      =============  =============  ============= =============  =============

Supplemental cash flow disclosures
   Income taxes paid                                  $      -0-     $      -0-     $      -0-    $      -0-     $       6,726
                                                      =============  =============  ============= =============  =============




The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

1 - GENERAL

          The accompanying unaudited condensed financial statements presented herein include the accounts of Dynamark Corporation. The foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary to present fairly the financial position of the Company as of April 30, 2000, and the statements of operations and cash flows for the three month and nine month periods ended April 30, 2000 and 1999 and from inception (August 1, 1986) through April 30, 2000. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1999. The results of operations for the three and nine months ended April 30, 2000 are not necessarily indicative of the results of operations for the year ending July 31, 2000.

2 - RESULTS OF OPERATIONS

          The Company has been in the development stage since its inception on August 1, 1986. It has not generated operating revenues as of April 30, 2000, and no assurance can be given that it will generate revenues and earnings in the future.

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

          As of April 30, 2000, there are no currently pending financings or merger/acquisitions subject to this agreement, which remains in effect.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)




Item 2. Management's discussion and analysis of financial condition and results of operations

                o        Financial condition

                               The Company's shareholders' equity (deficiency)
                         was $(19,276) at April 30, 2000 compared to $2,569 at July 31, 1999, its most recent year-end. The decrease in shareholders' equity (deficiency) is due to the net loss of $21,845 sustained from operations for the nine months ended April 30, 2000.

                                The Company's principal asset at April 30, 2000
                         and July 31, 1999 is cash. Changes in the Company's cash balance result from the payment of operating expenses.

                                The Company is expected to remain in the
                         development stage for the foreseeable future. As such, it is likely to incur only professional fees and miscellaneous expenses.

                o        Results of operations

                               The Company had a net loss of $6,150 and $2,464
                         for the three months ended April 30, 2000 and 1999, respectively, compared to a net loss of $21,845 and $17,011, respectively, for the nine months ended April 30, 2000 and 1999.

                o        Liquidity and Capital Resources

                                There have been no material changes in the
                          Company's financial position, liquidity or capital resources since April 30, 2000, other than the effect of incurring normal operating expenses.

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

DATE:                                 DYNAMARK CORPORATION



                                      By:
-------------------                      ---------------------------------------
                                                   Allan Rothstein
                                                   President and Director