Form 10-K405
period 2000-07-31
DYNAMARK CORP
filed 2000-11-13
CIK 824846

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended July 31, 2000 or
                          -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from              to
                               ------------    -------------

Commission File Number 33-18218-NY

                              DYNAMARK CORPORATION
             -----------------------------------------------------
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

                                      None
                                ----------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The voting stock of Dynamark Corporation (consisting of Common Stock, $.0001 par value) is traded in the over-the-counter market. However, no trades have been reported by the National Quotation Bureau, Inc. and any limited trading may not be reflective of the market value for the Company's voting stock held by non-affiliates. There were 18,000,000 shares of Common Stock of the Registrant outstanding on October 26, 2000, of which approximately 3,500,000 were held by non-affiliates.

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

Competition

     Management is of the opinion that it will be very difficult, but not impossible, to accomplish its present goal of acquiring an operating business. The Company's resources are limited. The funds resulting from its public offering have been depleted by operating expenses and by business commitments. The time management can devote to the Company's operations has been drastically reduced. Additionally, there are numerous persons and firms, who have greater financial resources, more experienced personnel and a lot more available time that they can devote to a project, then the Company has or can.

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

     Approximate Number of Equity Security Holders

     As of October 26, 2000, there were 24 holders of record of the Company's Common Stock. Such number of record owners was determined from the Company's stockholders' records and does not include beneficial owners of the Company's Common Stock, which shares are held in the names of various security holders, dealers and clearing agencies.

Item 6. Selected Financial Data.

     The following selected data for the period indicated has been derived from the financial statements of the Company, a development stage entity. This information should be read in conjunction with the related financial statements and notes thereto included elsewhere in this report.

                  AS OF JULY 31, AND FOR THE PERIODS THEN ENDED

                                                                                                        Cumulative
                                                                                                      August  1, 1986
                                                                                                    (Date of Inception)
                             2000            1999          1998            1997         1996         to July 31, 2000
                           --------        --------      --------        --------      -------       ----------------

Revenues (loss)            $  7,473        $  8,421      $  9,584        $163,495      $ 3,156          $227,349

Net Income
 (loss)                    $(22,471)       $(18,457)       (8,803)        140,573      (16,299)         (578,453)

Basic and diluted
 earnings (loss)
 per common
 share                          *             *             *                 .01         *                 (.03)

Total Assets               $179,074        $203,212       201,865         205,222       61,744           179,074

Long-term debt             $177,961        $171,961       168,961         159,961      153,961           177,961

----------------
*Basic and diluted loss per share was less than $.01 during these years.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

     The Company is a development stage company and has had minimal revenue to date. The Company is relying on existing resources to fund its continuing operation. Additional sources of liquidity are expected to be available from the Company's investment in H Power Corp.'s common shares. During the year ended July 31, 1995, the Company wrote down the carrying value of this investment to zero due to H Power Corp.'s continuing losses. On August 10, 2000, H Power Corp. consummated an initial public offering (IPO). In connection with this IPO, H Power Corp. authorized a five to one split, which increased the number of the Company's shares to 125,000. At October 26, 2000, the quoted market value of H Power Corp.'s shares was $20.1875 per share.

     Revenues consist primarily of interest and dividends related to the Company's investments and interest bearing cash accounts. Interest and dividend revenue was $7,473, $8,421, $9,584, and $65,995 earned in the fiscal years ended July 31, 2000, 1999, 1998 and 1997 respectively. The decrease in interest and dividends is primarily due to the decreasing amounts of cash and investments held by the Company during those years and changes in interest rates. In addition, interest earned in the fiscal year ended July 31, 1997 included the recovery of approximately $24,000 of unpaid interest previously written off. Expenses during the same period consisted primarily of professional fees. After fiscal 1994, the President agreed to waive salary and benefits due under an employment agreement.

     Management expects losses from operation to continue however, unless the Company is successful in acquiring or merging with a profitable business operation. In an attempt to reduce losses, the President has agreed to render his services to the Company without further compensation until there has been a turnaround. The amount of future losses will depend upon administrative expenses, which management believes should not exceed $30,000 per year.

     Management anticipates that negative cash flows from operations will not exceed approximately $30,000 in the immediate future. Based upon this anticipated negative cash flow, Management is of the opinion that it has sufficient liquidity to operate for not less than the next twelve months.

     Cash and investments totaled $179,074 and $202,987 at July 31, 2000 and 1999. The decrease in fiscal 2000 was due to its use for Company operations in the absence of new funding. Cash and investments did not materially change in fiscal 1999.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market risk related to changes in interest rates relates primarily to cash and our investment portfolio. Cash totaling $24,200 was maintained in a money market fund with a stock brokerage firm and is insured for up to $500,000 by the Securities Investor Protection Corporation. At July 31, 2000, our investments consisted of $145,592 invested in a six month U.S. Treasury Bill which is due in November

2000. We do not believe short term fluctuations in interest rates would materially affect the value of this security.

     The equity investments (total fair value of $2,523,438 at October 26, 2000) are sensitive to equity price changes. For example, if the price per common share increases or decreases 10%, the Company would record an increase or decrease in shareholder's equity (deficiency), net of tax, of $166,547.

     We did not use derivative instruments in our investment portfolio.

Item 8. Financial Statements.

     Reference is made to the Financial Statements which are annexed hereto immediately following the signature page to this Report.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 10. Directors and Executive Officers.

     The directors and executive officers of the Company are as follows:

Name                       Age              Position
----                       ---              --------
Allan P. Rothstein         42               President, Treasurer and Director


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

Item 11. Executive Compensation

     Allan P. Rothstein, President of the Company, was employed by the Company under an Employment Agreement ending August 1, 2000. During the fiscal year ended July 31, 2000, Mr. Rothstein was entitled to a salary of $50,000, health insurance benefits, life insurance with premiums not to exceed $2,500 per annum with his wife and children as beneficiaries, the use of a Company owned or leased vehicle, and reimbursement for expenses which he may incur on behalf of the Company. Furthermore, if Mr. Rothstein dies at any time during the term of his employment agreement, the Company is obligated to pay to Mr. Rothstein's estate or wife, if married, a death benefit of $15,000. Mr. Rothstein has waived all compensation under the Employment Agreement and has advised the Company that he will continue to serve the Company without payment of salary.

Item 12. Security Ownership of Certain Beneficial

         Owners and Management

     The following table sets forth certain information as of October 26, 2000 with respect to the ownership of the Company's Common Stock by each person known by the Company to own beneficially more than 5% of such Common Stock, by each officer and director of the Company and by officers and directors as a group.

                                                           Amount and
                                                     Percentage of Beneficial
                                                          Ownership(1)
                                                   ---------------------------
Directors, Officers                                Number of
and 5% Shareholders                                  Shares            Percent
-------------------                                ---------           -------

Allan P. Rothstein (1 & 2)                         2,000,000             11.0%
Director and Officer
56 Dune Road
Atlantic Beach, New York 11909

Cynthia Rothstein (2)                             11,375,000             63.2
311 Links Drive West
Oceanside, New York 11572

Brown Wharton & Co., Inc. (2)                      1,000,000              5.5
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

         In February 1991, the Company purchased for $100,000, $97,500 principal amount of 10% Promissory Notes of H-Power Corp., a Delaware corporation, headquartered in Bloomfield, New Jersey, and 125,000 common shares (as adjusted for stock splits), par value $.001 per share of H Power. H Power was a developmental stage enterprise engaged in the development and exploitation of certain fuel cell and metal hydride technologies which involve alternative energy systems. In August 2000, H Power completed an initial public offering and is currently traded on NASDAQ. National Market. The shares are subject to a 6 month Lock-Up agreement executed in connection with the closing of the public offering. Under the agreement, the Company agrees not to sell or otherwise dispose of any of it shares of H Power for a period of 6 months ending in February 2001. The last reported sale price for shares of H Power on October 26, 2000 was $20.1875. The Promissory Notes, originally payable on February 3, 1993, were extended to be payable on the earlier of August 1, 1994 or the closing of any public offering by H Power. However, H Power failed to make payment when due on August 1, 1994 and consequently was in default for a second time. On October 13, 1997 the principal was collected in full, together with accrued and unpaid interest.

     Allan P. Rothstein, director and president of the Company beneficially owns 1,625,000 shares of H Power and the Company owns 125,000 shares; together with other members of his immediate family, they beneficially own in the aggregate approximately 8,750,000 common shares, or 18% of the issued and outstanding shares of H Power.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on the 26th day of October, 2000.

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


Dated:  October 26, 2000

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

     Signature                                 Title                                      Date
     ---------                                 -----                                      ----
/s/ Allan P. Rothstein                   President, Treasurer                        October 26, 2000
-----------------------                  and Director (principal executive
Allan P. Rothstein                       and financial officer)

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

                              DYNAMARK CORPORATION



                                    FORM 10-K




                     For the fiscal year ended July 31, 2000

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                    YEARS ENDED JULY 31, 2000, 1999 AND 1998
               AND THE PERIOD AUGUST 1, 1986 (DATE OF INCEPTION)
                                TO JULY 31, 2000

                                      AND

                          INDEPENDENT AUDITORS' REPORT

                              DYNAMARK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

     YEARS ENDED JULY 31, 2000, 1999 AND 1998 AND THE PERIOD AUGUST 1, 1986
                      (DATE OF INCEPTION) TO JULY 31, 2000

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 10-K
           ----------------------------------------------------------------
    (a)     1.  Financial Statements

                The following indicated Financial Statements of the Company are annexed hereto immediately following the signature page to this Report:
                                                                                           Page
                                                                                           ----

                Independent Auditors' Report                                                F-1

                Balance Sheet - July 31, 2000 and 1999                                      F-2

                Statement of Operations - years ended July 31, 2000, 1999 and
                  1998 and the period August 1, 1986
                  (date of inception) to July 31, 2000                                      F-3

                Statement of Changes in Shareholders' Equity (Deficiency) -
                  years ended July 31, 2000, 1999 and 1998 and the
                  period August 1, 1986 (date of inception) to July 31, 2000                F-4

                Statement of Cash Flows - years ended July 31, 2000, 1999 and
                  1998 and the period August 1, 1986
                  (date of inception) to July 31, 2000                                   F-5 - F-6

                Notes to Financial Statements                                           F-7 - F-12

            2.  Exhibits

                Incorporated by reference to the Exhibit Index at the end of this Report.

    (b)     Reports on Form 8-K

                   None


FRIEDMAN                                                      1700 BROADWAY
ALPREN &                                                      NEW YORK, NY 10019
GREEN LLP                                                     212-582-1600
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS                  FAX 212-265-4761
                                                              www.nyccpas.com


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

TO THE SHAREHOLDERS OF DYNAMARK CORPORATION

     We have audited the accompanying balance sheet of DYNAMARK CORPORATION (a development stage company) as of July 31, 2000 and 1999, and the related statements of operations, changes in shareholders' equity (deficiency) and cash flows for the years ended July 31, 2000, 1999 and 1998 and for the period August 1, 1986 (date of inception) to July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamark Corporation (a development stage company) as of July 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended July 31, 2000, 1999 and 1998, and for the period August 1, 1986 (date of inception) to July 31, 2000, in conformity with generally accepted accounting principles.






/s/ Friedman Alpren & Green LLP
--------------------------------

October 1, 2000, except
   for Note 8, as to which
   the date is October 26, 2000

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                             JULY 31, 2000 AND 1999


                                     ASSETS
                                     ------

                                                                           2000              1999
                                                                         ---------        ---------
Current assets
   Cash                                                                  $  33,482        $ 202,987
   Investments                                                             145,592            -
   Prepaid income taxes                                                      -                  225
                                                                         ---------        ---------

                                                                         $ 179,074        $ 203,212
                                                                         =========        =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

Current liabilities
   Accrued expenses                                                      $  21,015        $  28,682
                                                                         ---------        ---------

Due to officer                                                             177,961          171,961
                                                                         ---------        ---------

Commitment                                                                   -                -

Shareholders' equity (deficiency)
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized, none issued                                                 -                -
   Common stock, $.0001 par value; 50,000,000 shares
     authorized, 18,000,000 shares issued and outstanding                    1,800            1,800
   Additional paid-in capital                                              556,751          556,751
   Deficit accumulated during the development stage                       (578,453)        (555,982)
                                                                         ---------        ---------

                                                                           (19,902)           2,569
                                                                         ---------        ---------

                                                                         $ 179,074        $ 203,212
                                                                         =========        =========


   The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                                                                                        Cumulative
                                                                                                         August 1,
                                                                                                           1986
                                                                                                         (Date of
                                                                                                        Inception)
                                                                  Year Ended July 31,                       To
                                                 -------------------------------------------------       July 31,
                                                    2000              1999              1998              2000
                                                 ----------         --------          --------           --------
Revenues
   Interest and dividend income                  $    7,473         $  8,421           $ 9,584           $225,880
   Licensing revenue                                   -               -                 -                  1,469
                                                 ----------         --------           -------           --------

           Total revenues                             7,473            8,421             9,584            227,349
                                                 ----------         --------           -------           --------
Expenses
   Salaries                                            -                -                 -               312,800
   Automobile rental and expenses                      -                -                 -                28,618
   Professional fees                                 17,036           16,960             6,599            212,990
   Licensing agreement                                 -                -                 -                12,707
   Other                                             12,908            9,918            11,788            211,799
                                                 ----------         --------           -------           --------
           Total expenses                            29,944           26,878            18,387            778,914
                                                 ----------         --------           -------           --------
                                                    (22,471)         (18,457)           (8,803)          (551,565)
                                                 ----------         --------           -------           --------
Losses on investment accounted for under
   the equity method                                   -                -                 -              (124,388)
Recovery of note receivable                            -                -                 -                97,500
                                                 ----------         --------           -------           --------
                                                       -                -                 -               (26,888)
                                                 ----------         --------           -------           --------
            Net loss                             $  (22,471)        $(18,457)          $(8,803)         $(578,453)
                                                 ==========         ========           =======          =========
Basic and diluted loss per common
   share                                         $     -            $    -             $    -           $    (.03)
                                                 ==========         ========          ========          =========
Weighted average number of shares
   outstanding                                   18,000,000       18,000,000         18,000,000         17,752,146
                                                 ==========       ==========         ==========         ==========



The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

             YEARS ENDED JULY 31, 2000, 1999 AND 1998 AND THE PERIOD
               AUGUST 1, 1986 (DATE OF INCEPTION) TO JULY 31, 2000

                                                                                                            Deficit
                                                                  Common Stock                            Accumulated
                                                                $.0001 Par Value            Additional     During the
                                                            ---------------------------       Paid-In     Development
                                                              Shares             Amount       Capital        Stage          Total
                                                            ----------           ------      --------      ---------      --------
Issuance of common stock                                    15,000,000           $1,500      $    -        $    -         $  1,500

Issuance of common stock pursuant to a public offering       3,000,000              300       556,751           -          557,051

Net loss for the period August 1, 1986 (date of
   inception) to July 31, 1997                                    -                 -             -         (528,722)     (528,722)
                                                            ----------           ------      --------      ---------      --------

Balance, July 31, 1997                                      18,000,000            1,800       556,751       (528,722)       29,829

Net loss for the year ended July 31, 1998                        -                  -             -           (8,803)       (8,803)
                                                            ----------           ------      --------      ---------      --------

Balance, July 31, 1998                                      18,000,000            1,800       556,751       (537,525)       21,026

Net loss for the year ended July 31, 1999                        -                  -             -          (18,457)      (18,457)
                                                            ----------           ------      --------      ---------      --------

Balance, July 31, 1999                                      18,000,000            1,800       556,751       (555,982)        2,569

Net loss for the year ended July 31, 2000                        -                  -             -          (22,471)      (22,471)
                                                            ----------           ------      --------      ---------      --------

Balance, July 31, 2000                                      18,000,000           $1,800      $556,751      $(578,453)     $(19,902)
                                                            ==========           ======      ========      =========      ========

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                                                                                                  Cumulative
                                                                                                   August 1,
                                                                                                     1986
                                                                                                   (Date of
                                                                                                   Inception)
                                                             Year Ended July 31,                       To
                                                 -------------------------------------------        July 31,
                                                   2000            1999                1998           2000
                                                 --------        --------            -------       ---------
Cash flows from operating activities
   Net loss                                      $(22,471)       $(18,457)           $(8,803)      $(578,453)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities
       Losses on investment accounted
         for under the equity method                -                -                 -             124,388
       Recovery of note receivable                  -                -                 -             (97,500)
       Depreciation and amortization                -                -                 -              22,155
       Changes in assets and liabilities
         Accrued interest receivable                -                -                 7,734         (24,375)
         Prepaid income taxes                         225            (210)               380            -
         Deferred lease costs                       -                -                 -              (7,200)
         Accrued expenses                          (7,667)         13,804               (554)         21,015
         Due to officer                             6,000           6,000              6,000         177,961
         Other                                      -                -                 -                 549
                                                 --------        --------            -------       ---------

           Net cash provided by (used in)
              operating activities                (23,913)          1,137              4,757        (361,460)
                                                 --------        --------            -------       ---------


                                   (Continued)

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (Continued)


                                                                                                        Cumulative
                                                                                                         August 1,
                                                                                                           1986
                                                                                                         (Date of
                                                                                                         Inception)
                                                                 Year Ended July 31,                        To
                                                    ---------------------------------------------         July 31,
                                                       2000              1999              1998             2000
                                                    ---------          --------          --------        ---------
Cash flows from investing activities
   Investments                                      $(145,592)         $  -              $   -           $(245,605)
   Collection of note receivable                        -                 -                97,500           97,500
   Acquisition of computer equipment                    -                 -                 -              (13,556)
                                                    ---------          --------          --------        ---------

           Net cash provided by (used in)
              investing activities                   (145,592)            -                97,500         (161,661)
                                                    ---------          --------          --------        ---------

Cash flows from financing activities
   Proceeds of sale of common stock pursuant
     to a public offering                               -                 -                 -              576,030
   Payments of notes payable, affiliate                 -                 -                 -              (19,427)
                                                    ---------          --------          --------        ---------

           Net cash provided by financing
              activities                                -                 -                 -              556,603
                                                    ---------          --------          --------        ---------

Net increase (decrease) in cash                      (169,505)            1,137           102,257           33,482

Cash, beginning of period                             202,987           201,850            99,593            -
                                                    ---------          --------          --------        ---------

Cash, end of period                                 $  33,482          $202,987          $201,850        $  33,482
                                                    =========          ========          ========        =========

Supplemental cash flow disclosures
   Income taxes paid                                $   2,097          $    365          $   380         $   9,188
                                                    =========          ========          ========        =========


The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

1 - DEVELOPMENT STAGE COMPANY

     The Company, a Delaware corporation, has been in the development stage since its formation on August 1, 1986. It has not generated operating revenues as of July 31, 2000, and no assurance can be given that it will generate operating revenues and earnings in the future.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

     Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Income Taxes

     The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

     At July 31, 2000, the Company has net operating loss carryforwards of approximately $444,000, expiring during the years 2004 to 2020, available to reduce future Federal taxable income. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", the Company has recorded a valuation allowance fully offsetting the deferred tax asset related to its net operating loss carryforwards. The valuation allowance is based on management's estimates and analysis, which includes tax laws which may limit the Company's ability to utilize its net operating loss carryforwards.


                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Common Share

     The Company applies SFAS No. 128, "Earnings per Share", which requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic and diluted EPS has been computed by dividing the loss by the weighted average number of common shares outstanding for the period. During the years ended July 31, 2000, 1999, and 1998, basic and diluted loss per share was less than $.01.

Investments

     At July 31, 2000, the Company held a six-month U.S. Treasury bill with a face value of $150,000 that matures in November 2000. This investment is classified as held-to-maturity and is carried at amortized cost. The fair value of the investment approximates its carrying value due to its short maturity.

     At July 31, 2000, the Company also held 125,000 common shares of H Power Corp., which were originally accounted for under the equity method. During fiscal 2001, the Company will classify its investment as available-for-sale securities (see Note 4). The fair value of the H Power Corp.'s common shares at July 31, 2000 was not reasonably determinable (see Note 8).

     Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity. Dividend and interest income are recognized when earned.



                                  (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recently Issued Accounting Pronouncements

     In September 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for fiscal quarters beginning after June 15, 2000. We currently do not use derivative instruments as defined by SFAS Nos. 133 and 138. If we continue to not use these derivative instruments, these statements will have no effect on our results of operations or our consolidated financial position.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosures of revenue in the financial statements effective for all transactions on or after January 1, 2000. The Company does not believe that the adoption of SAB 101 will have a material effect on the Company's financial results.

Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

3 - CONCENTRATION OF CREDIT RISK

     The Company maintains a money market fund with a stock brokerage firm. The balance is insured for up to $500,000 by the Securities Investor Protection Corporation.

4 - INVESTMENT IN H POWER CORP.

     The Company accounted for its investment in H Power Corp. using the equity method because it was part of a group of certain related parties and affiliates which owned approximately 18 percent of that corporation. During the year ended July 31, 1995, the Company recognized an other-than-temporary impairment of value in this investment due to H Power Corp.'s continuing losses and wrote the carrying value down to zero.

                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


4 - INVESTMENT IN H POWER CORP. (Continued)

     On August 10, 2000, H Power Corp. consummated an initial public offering ("IPO"). In July 2000, in connection with the IPO, H Power Corp. authorized a five-for-one split. In addition, in April 2000, certain parties related to the Company agreed to resign from H Power Corp.'s Board of Directors and accept certain restrictions on voting and transferring their shares and seeking proxies. Consequently, the group of related parties and affiliates no longer exercises significant influence over H Power Corp. and, beginning in the quarter ending October 31, 2000, the Company will account for the investment as available-for-sale marketable equity securities.

     Summarized financial information of H Power Corp. at May 31, 2000 and 1999 and for the years then ended are as follows:

Balance Sheet

                                                                  2000                 1999
                                                               -----------          -----------
                              Assets
                              ------

  Current assets                                               $16,185,372         $  1,584,717
  Plant and equipment - net                                      1,877,728            1,438,912
  Other assets                                                     586,493              448,262
                                                               -----------         ------------

           Total assets                                        $18,649,593         $  3,471,891
                                                               ===========         ============

             Liabilities and Stockholders' Deficiency
             ----------------------------------------

  Current liabilities                                         $  2,971,947         $  3,540,229
  Long-term debt                                                    66,765               69,280
  Deferred revenue                                               2,222,222              -
  Minority interest                                              5,000,000            5,000,000
  Redeemable preferred stock                                    15,326,766           15,326,766
  Stockholders' deficiency                                      (6,938,107)         (20,464,384)
                                                              ------------         ------------

           Total liabilities and stockholders' deficiency     $ 18,649,593         $  3,471,891
                                                              ============         ============

Revenues                                                      $  3,680,287         $  1,018,032
                                                              ============         ============

Net loss                                                      $(17,012,406)        $ (6,765,760)
                                                              ============         ============

                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

5 - CONSULTING AGREEMENT

     The Company has an agreement with an entity requiring the entity to render consulting services to the Company in identifying equity or debt financing and/or potential merger candidates. Under the agreement, the Company paid a $5,000 nonrefundable fee to that entity, which was included in professional fees for the year ended July 31, 1992. Pursuant to the agreement, the Company will be obligated to pay an additional $5,000 upon identification of a potential source of financing or a merger/acquisition candidate. The Company is also obligated to make an additional $15,000 payment upon the successful closing (signed letter of intent) of either a financing agreement or merger/acquisition. In addition, the agreement provides that the consulting entity will receive shares of Dynamark Corporation, which will be restricted pursuant to Rule 144 of the Securities and Exchange Commission. The agreement will terminate upon successful identification of financing or a merger/acquisition, or when it is terminated by one of the parties.

     As of July 31, 2000, there are no pending financings or merger/acquisitions subject to this agreement.


6 - RELATED PARTY TRANSACTIONS

     The Company rents its principal office space from its president on a month-to-month basis at $500 per month. Rent expense incurred was $6,000 for each of the years ended July 31, 2000, 1999 and 1998.

     At July 31, 2000 and 1999, the balance due to officer consists of noninterest-bearing amounts payable to the president of the Company as follows:

                                                2000             1999
                                              --------         --------

     Officer's salary                         $125,961         $125,961
     Rent                                       52,000           46,000
                                              --------         --------

                                              $177,961         $171,961
                                              ========         ========

          These liabilities have been classified as noncurrent based on the president's intent not to demand payment before August 1, 2001.

                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

7 - SUPPLEMENTARY NONCASH INVESTING AND FINANCING ACTIVITIES

     During the period August 1, 1986 (date of inception) to July 31, 1987, the Company incurred deferred registration costs of $10,000 in connection with its initial public offering. These costs plus $90 were paid by the Company's affiliate on behalf of the Company. The Company issued its noninterest-bearing note payable of $9,990 to this affiliate and 1,000,000 shares of its $.0001 par value common stock, with a total par value of $100.

     During the year ended July 31, 1988, the Company's affiliate paid an additional $9,437 on behalf of the Company, for which the Company issued an interest-bearing note payable.

     During the period August 1, 1986 (date of inception) to July 31, 1987, the Company issued 14,000,000 shares of its $.0001 common stock as payment for $1,400 of organization costs.

8 - SUBSEQUENT EVENT (UNAUDITED)

     At October 1 and 26, 2000, the H Power Corp. common shares had a quoted market value of $32.62 and $20.1875 per share, respectively. The Company owns 125,000 common shares in H Power Corp.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on the 26th day of October, 2000.

                                        DYNAMARK CORPORATION


                                        By:  /s/ Allan P. Rothstein
                                            -------------------------------
                                            Allan P. Rothstein, President
                                            and principal financial officer


Dated:  October 26, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                     Date
---------                                   -----                                     -----

/s/ Allan P. Rothstein                      President, Treasurer                October 26, 2000
--------------------------------            and Director
Allan P. Rothstein