Form 10-Q
period 2000-10-31
DYNAMARK CORP
filed 2000-12-20
CIK 824846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934




For quarter ended                                         Commission file number
October 31, 2000                                                 33-18218-NY
--------------------                                      ----------------------


                              DYNAMARK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                         13-3376786
--------------------------------------                    ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


56 Dune Road, Atlantic Beach, New York                            11509
----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code            (516) 889-3630
                                                          ----------------------


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

         Common Stock outstanding as of October 31, 2000:
           18,000,000, par value $.0001 per share.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTERLY REPORT FORM 10-Q FOR
                     THREE MONTHS ENDED OCTOBER 31, 2000 AND
                 FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1986)
                            THROUGH OCTOBER 31, 2000


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


Item 1.   Condensed Financial Statements:
                                                                                       Page

            Balance Sheet as of October 31,
              2000 and July 31, 2000                                                     1

            Statement of Operations and Comprehensive Income for the Three
              Months Ended October 31, 2000 and 1999 and the Period from
              inception (August 1, 1986) through October 31, 2000                        2

            Statement of Cash Flows for the Three Months Ended October 31,
              2000 and 1999 and the Period from inception (August 1, 1986)
              through October 31, 2000                                                 3 - 4

            Notes to Financial Statements                                              5 - 9



                           PART II. OTHER INFORMATION


Signatures                                                                               1


                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED BALANCE SHEET

                 OCTOBER 31, 2000 (UNAUDITED) AND JULY 31, 2000


                                     ASSETS

                                                                  October 31,      July 31,
                                                                     2000           2000
                                                                  -----------    -----------
                                                                  (Unaudited)
Current assets

   Cash                                                           $    26,699    $    33,482
   Investments                                                      2,813,865        145,592
                                                                  -----------    -----------

                                                                  $ 2,840,564    $   179,074
                                                                  ===========    ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities

   Accrued expenses                                               $    39,508    $    21,015
                                                                  -----------    -----------

Due to officer                                                        179,461        177,961

Deferred income tax liability                                         754,821           --
                                                                  -----------    -----------

                                                                      934,282        177,961
                                                                  -----------    -----------

Shareholders' equity (deficiency)
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized, none issued                                             --             --
   Common stock, $.0001 par value; 50,000,000 shares
     authorized, 18,000,000 shares issued and outstanding               1,800          1,800
   Additional paid-in capital                                         556,751        556,751
   Deficit accumulated during the development stage                  (450,059)      (578,453)
   Accumulated other comprehensive income - unrealized
     gain on securities available for sale, net of income taxes     1,758,282           --
                                                                  -----------    -----------

                                                                    1,866,774        (19,902)
                                                                  -----------    -----------

                                                                  $ 2,840,564    $   179,074
                                                                  ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

           CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                      Cumulative
                                                                                       August 1,
                                                                                        1986
                                                                                      (Date of
                                                         Three Months Ended           Inception)
                                                             October 31,                  To
                                                     ----------------------------     October 31,
                                                          2000           1999            2000
                                                     ------------    ------------    ------------
Revenues

   Interest and dividend income                      $      4,582    $      2,112    $    230,462
   Licensing revenue                                         --              --             1,469
                                                     ------------    ------------    ------------

           Total revenues                                   4,582           2,112         231,931
                                                     ------------    ------------    ------------

Expenses

   Salaries                                                  --              --           312,800
   Automobile rental and expenses                            --              --            28,618
   Professional fees                                       24,160           8,234         237,150
   Licensing agreement                                       --              --            12,707
   Other                                                    2,988           3,982         214,787
                                                     ------------    ------------    ------------

           Total expenses                                  27,148          12,216         806,062
                                                     ------------    ------------    ------------

                                                          (22,566)        (10,104)       (574,131)
                                                     ------------    ------------    ------------

Losses on investment accounted for under
   the equity method                                         --              --          (124,388)
Recovery of note receivable                                  --              --            97,500
                                                     ------------    ------------    ------------

                                                             --              --           (26,888)
                                                     ------------    ------------    ------------

           Net loss before income tax benefit             (22,566)        (10,104)       (601,019)

Income tax benefit                                        150,960            --           150,960
                                                     ------------    ------------    ------------

           Net income (loss)                              128,394         (10,104)       (450,059)

Other comprehensive income - unrealized gain on
  marketable security, net of $905,781 in
  income taxes                                          1,758,282            --         1,758,282
                                                     ------------    ------------    ------------

           Comprehensive income (loss)               $  1,886,676    $    (10,104)   $  1,308,223
                                                     ============    ============    ============

Basic and diluted earnings (loss) per common share   $        .01    $       --      $       (.03)
                                                     ============    ============    ============

Weighted average number of shares outstanding          18,000,000      18,000,000      17,756,495
                                                     ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Cumulative
                                                                             August 1,
                                                                                1986
                                                                              (Date of
                                                       Three Months Ended    Inception)
                                                           October 31,          To
                                                   ----------------------    October 31,
                                                      2000         1999        2000
                                                   ---------    ---------    ---------
Cash flows from operating activities
   Net income (loss)                               $ 128,394    $ (10,104)   $(450,059)
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities
       Losses on investment accounted for under
         the equity method                              --           --        124,388
       Recovery of note receivable                      --           --        (97,500)
       Depreciation and amortization                    --           --         22,155
       Changes in assets and liabilities
         Accrued interest                             (4,210)        --        (28,585)
         Deferred income taxes                      (150,960)        --       (150,960)
         Deferred lease costs                           --           --         (7,200)
         Accrued expenses                             18,493       (6,765)      39,508
         Due to officer                                1,500        1,500      179,461
         Other                                          --           --            549
                                                   ---------    ---------    ---------

           Net cash used in operating activities      (6,783)     (15,369)    (368,243)
                                                   ---------    ---------    ---------


                                   (Continued)

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                             Cumulative
                                                                             August 1,
                                                                                1986
                                                                              (Date of
                                                      Three Months Ended     Inception)
                                                          October 31,            To
                                                   ----------------------    October 31,
                                                      2000         1999        2000
                                                   ---------    ---------    ---------
Cash flows from investing activities
   Investments and related advances                $    --      $    --      $(245,605)
   collection of note receivable                        --           --         97,500
   Acquisition of computer equipment                    --           --        (13,556)
                                                   ---------    ---------    ---------

           Net cash used in investing activities        --           --       (161,661)
                                                   ---------    ---------    ---------

Cash flows from financing activities
   Proceeds of sale of common stock pursuant
     to a public offering                               --           --        576,030
   Payments of notes payable, affiliate                 --           --        (19,427)
                                                   ---------    ---------    ---------

           Net cash provided by financing
              activities                                --           --        556,603
                                                   ---------    ---------    ---------

Net increase (decrease) in cash                       (6,783)     (15,369)      26,699

Cash, beginning of period                             33,482      202,987         --
                                                   ---------    ---------    ---------

Cash, end of period                                $  26,699    $ 187,618    $  26,699
                                                   =========    =========    =========

Supplemental cash flow disclosures
   Income taxes paid                               $     135    $   1,169    $   9,323
                                                   =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

1 - DEVELOPMENT STAGE COMPANY

          The Company, a Delaware corporation, has been in the development stage since its formation on August 1, 1986. It has not generated operating revenues as of October 31, 2000, and no assurance can be given that it will generate operating revenues and earnings in the future.

2 - BASIS OF PRESENTATION

          The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and Form 10-k for the year ended July 31, 2000.

3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Earnings (Loss) Per Common Share

          The Company applies SFAS No. 128, "Earnings per Share", which requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic and diluted EPS has been computed by dividing the loss by the weighted average number of common shares outstanding for the period. During the three months ended October 31, 1999, basic and diluted loss per share was less than $.01. The Company has not issued any dilutive potential common stock since inception.

     Investments

          At October 31, 2000, the Company held 125,000 common shares of H Power Corp., which are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity. Dividend and interest income are recognized when earned.

          The Company has classified a six-month U.S. Treasury bill as held-to-maturity. This security has a face value of $150,000 and matures in November 2000. Accrued interest on this security is included in investments.

     Effects of Recently Issued Accounting Pronouncements

          In September 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for fiscal quarters beginning after June 15, 2000. The Company currently does not use derivative instruments as defined by SFAS Nos. 133 and 138 and, accordingly, these statements have no effect on its results of operations or its financial position.


                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Effects of Recently Issued Accounting Pronouncements (Continued)

          In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company does not believe that the adoption of SAB 101 will have a material effect on the Company's financial results.

     Reclassifications

          Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

4 - INVESTMENT IN H POWER CORP.

          Prior to August 1, 2000, the Company accounted for its investment in H Power Corp. using the equity method because it was part of a group of certain related parties and affiliates which owned approximately 18 percent of that corporation. During the year ended July 31, 1995, the Company recognized an other-than-temporary impairment of value in this investment due to H Power Corp.'s continuing losses and wrote the carrying value down to zero.

          On August 10, 2000, H Power Corp. consummated an initial public offering ("IPO"). In July 2000, in connection with the IPO, H Power Corp. authorized a five-for-one split. In addition, in April 2000, certain parties related to the Company agreed to resign from H Power Corp.'s Board of Directors and accept certain restrictions on voting and transferring their shares and seeking proxies. Consequently, the group of related parties and affiliates no longer exercises significant influence over H Power Corp. and, beginning in the quarter ending October 31, 2000, the Company accounted for the investment as available-for-sale marketable equity securities. At October 31, 2000, the H Power Corp. shares had a quoted market price of $21.3125 per share, for a total investment of $2,664,063.


                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

5 - INCOME TAXES

          At July 31, 2000, the Company has net operating loss carryforwards of approximately $444,000, expiring during the years 2004 to 2020, available to reduce future Federal taxable income. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", the Company had recorded a valuation allowance fully offsetting the deferred tax asset related to its net operating loss carryforwards. The valuation allowance was based on management's estimates and analysis that it was more likely than not that the related deferred tax assets would not be realized.

          During the three months ended October 31, 2000, the Company recorded an unrealized gain on marketable securities of approximately $2 million, net of taxes, in other comprehensive income. Based on this unrealized gain, the Company believes that the realization of deferred tax benefits was more likely than not and, accordingly, reduced the valuation allowance to zero.

          The primary components of the Company's deferred tax assets and liabilities and the related valuation allowances are as follows:

                                                     Three Months Ended
                                                         October 31,
                                                   ---------------------

                                                      2000        1999
                                                   ---------   ---------

       Gross deferred tax assets
         Net operating loss carryforwards          $ 150,960   $ 444,000

       Valuation allowance                              --      (444,000)

       Gross deferred tax liabilities
         Unrealized gain on investments              905,781        --
                                                   ---------   ---------

                                                   $ 754,821   $    -0-
                                                   =========   =========


                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

6 - RELATED PARTY TRANSACTIONS

          The Company rents its principal office space from its president on a month-to-month basis at $500 per month. Rent expense incurred was $1,500 for each of the years ended October 31, 2000, 1999 and 1998.

          At October 31, 2000 and 1999, the balance due to officer consists of noninterest-bearing amounts payable to the president of the Company as follows:

                                          2000       1999
                                        --------   --------

            Officer's salary            $125,961   $125,961
            Rent                          53,500     47,500
                                        --------   --------

                                        $179,461   $173,461
                                        ========   ========

          These liabilities have been classified as noncurrent based on the president's intent not to demand payment before November 1, 2001.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         Financial Condition.

                  The Company is a development stage company and has had minimal revenue to date. The Company is relying on existing resources to fund its continuing operation. Additional sources of liquidity are expected to be available from the Company's investment in H Power Corp.'s common shares. During the year ended July 31, 1995, the Company wrote the carrying value of this investment to zero due to H Power Corp.'s continuing losses. On August 10, 2000, H Power Corp. consummated an initial public offering (IPO). In connection with this IPO, H Power Corp. authorized a five to one split, which increased the number of the Company's shares to 125,000. In addition, in April 2000, certain parties related to the Company agreed to resign from H Power Corp's Board of Directors and accept certain restrictions on voting and transferring their shares and seeking proxies. Consequently, the group of related parties and affiliates no longer exercises significant influence over H Power Corp. and, beginning in the quarter ending October 31, 2000, the Company accounted for the investment as available-for sale marketable equity securities. In prior periods the investment was accounted for using the equity method. At October 31, 2000, the H Power Corp. shares had a quoted market price of $21.3125, for a total investment of $2,664,063. On this basis, the Company reported for the months ended October 31, 2000 other comprehensive income from unrealized gain on securities of $1,758,283, net of income taxes of $905,781. The increase in its investment in H Power Corp. shares was partially offset by a deferred income tax liability of $754,821, comprising of gross deferred tax liabilities from such unrealized gain ($905,781) less the income tax benefit ($150,960) available from net loss carryforwards of approximately $444,000.

         Results of Operations

                  The Company reported net income of $128,394 for the three-month period ended October 31, 2000, compared to a net loss of $10,104 for the three-month period ended October 31, 1999. The increase is attributable primarily to an income tax benefit of $150,960. The Company believes that the unrealized gain on its H Power Corp shares makes the realization of deferred tax benefits related to its net operating loss carryforward more likely than not.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTER ENDED OCTOBER 31, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:                                     DYNAMARK CORPORATION



                                          By: /s/ Allan Rothstein
---------------------------                  ----------------------------
                                                   Allan Rothstein
                                                   President and Director