Form 10-Q
period 2001-01-31
DYNAMARK CORP
filed 2001-03-09
CIK 824846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934




For quarter ended                                        Commission file number
January 31, 2001                                             33-18218-NY
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

         Common Stock outstanding as of January 31, 2001:
           18,000,000, par value $.0001 per share.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTERLY REPORT FORM 10-Q FOR
                     THREE MONTHS ENDED JANUARY 31, 2001 AND
                 FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1986)
                            THROUGH JANUARY 31, 2001


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


                                                                                 Page
                                                                                 ----
Item 1.   Condensed Financial Statements:

            Balance Sheet as of January 31,
              2001 and July 31, 2000                                                1

            Statement of Operations and Comprehensive Income (Loss) for
              the Three and Six Months Ended January 31, 2001 and 2000 and
              the Period from inception (August 1, 1986) through
              January 31, 2001                                                      2

            Statement of Cash Flows for the Six Months Ended January 31,
              2001 and 2000 and the Period from inception (August 1, 1986)
              through January 31, 2001                                         3 - 4

            Notes to Financial Statements                                      5 - 8


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations


                     PART II. OTHER INFORMATION


Signatures                                                                         1

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED BALANCE SHEET

                 JANUARY 31, 2001 (UNAUDITED) AND JULY 31, 2000


                                     ASSETS
                                     ------
                                                                                     January 31,           July 31,
                                                                                         2001                2000
                                                                                   ---------------      ---------
                                                                                    (Unaudited)
Current assets
   Cash                                                                            $      177,182       $       33,482
   Investments                                                                          1,058,600              145,592
                                                                                   --------------       --------------

                                                                                   $    1,235,782       $      179,074
                                                                                   ==============       ==============

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accrued expenses                                                                $       46,717       $       21,015

Due to officer                                                                            180,961              177,961

Deferred income tax liability                                                             208,964                   --
                                                                                   --------------       --------------

                                                                                          436,642              198,976
                                                                                   --------------       --------------

Shareholders' equity (deficiency)
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized, none issued                                                                   --                   --
   Common stock, $.0001 par value; 50,000,000 shares
     authorized, 18,000,000 shares issued and outstanding                                   1,800                1,800
   Additional paid-in capital                                                             556,751              556,751
   Deficit accumulated during the development stage                                      (458,087)            (578,453)
   Accumulated other comprehensive income - unrealized
     gain on securities available for sale, net of income taxes                           698,676                   --
                                                                                   --------------       --------------

                                                                                          799,140              (19,902)
                                                                                   --------------       --------------

                                                                                   $    1,235,782       $      179,074
                                                                                   ==============       ==============

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

        CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                                                                                                      Cumulative
                                                                                                                       August 1,
                                                                                                                         1986
                                                                                                                       (Date of
                                                         Three Months Ended                   Six Months Ended        Inception)
                                                             January 31,                          January 31,             to
                                                 -------------------------------   -------------------------------    January 31,
                                                       2001             2000            2001              2000           2001
                                                 --------------   --------------   --------------   --------------   ------------
Revenues
   Interest and dividend income                  $        2,098   $        2,345   $        6,680   $        4,457   $     232,560
   Licensing revenue                                         --               --               --               --           1,469
                                                 --------------   --------------   --------------   --------------   -------------
           Total revenues                                 2,098            2,345            6,680            4,457         234,029
                                                 --------------   --------------   --------------   --------------   -------------

Expenses
   Salaries                                                  --               --               --               --         312,800
   Automobile rental and expenses                            --               --               --               --          28,618
   Professional fees                                      7,207            4,344           31,368           12,578         244,358
   Licensing agreement                                       --               --               --               --          12,707
   Other                                                  2,917            3,592            5,906            7,574         217,705
                                                 --------------   --------------   --------------   --------------   -------------
           Total expenses                                10,124            7,936           37,274           20,152         816,188
                                                 --------------   --------------   --------------   --------------   -------------
                                                         (8,026)          (5,591)         (30,594)         (15,695)       (582,159)
                                                 --------------   --------------   --------------   --------------   -------------

Losses on investment accounted for under
   the equity method                                         --               --               --               --        (124,388)
Recovery of note receivable                                  --               --               --               --          97,500
                                                 --------------   --------------   --------------   --------------   -------------
                                                             --               --               --               --         (26,888)
                                                 --------------   --------------   --------------   --------------   -------------

           Net loss before income tax benefit            (8,026)          (5,591)         (30,594)         (15,695)       (609,047)

Income tax benefit                                           --               --          150,960               --         150,960
                                                 --------------   --------------   --------------   --------------   -------------

           Net income (loss)                             (8,026)          (5,591)         120,366          (15,695)       (458,087)

Other comprehensive income (loss) - unrealized
  gain (loss) on marketable securities,
  net of income tax benefit
  (expense) of $545,857 and $(359,924)               (1,059,606)              --          698,676               --         698,676
                                                 --------------   --------------   --------------   --------------   -------------
           Comprehensive income (loss)           $   (1,067,632)  $       (5,591)  $      819,042   $      (15,695)  $     240,589
                                                 ==============   ==============   ==============   ==============   =============
Basic and diluted earnings (loss) per common
  share                                          $           --   $           --   $          .01   $           --   $         .03
                                                 ==============   ==============   ==============   ==============   =============
Weighted average number of shares outstanding        18,000,000       18,000,000       18,000,000       18,000,000      17,760,693
                                                 ==============   ==============   ==============   ==============   =============

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                Cumulative
                                                                                                                 August 1,
                                                                                                                   1986
                                                                                                                 (Date of
                                                                                 Six Months Ended                Inception)
                                                                                    January 31,                      to
                                                                          -------------------------------       January 31,
                                                                             2001                2000               2001
                                                                          -----------         -----------       -----------
Cash flows from operating activities
   Net income (loss)                                                      $   120,366         $   (15,695)       $  (458,087)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities
       Losses on investment accounted for under the
         equity method                                                             --                  --            124,388
       Recovery of note receivable                                                 --                  --            (97,500)
       Depreciation and amortization                                               --                  --             22,155
       Changes in assets and liabilities
         Accrued interest                                                      (4,408)                 --            (28,783)
         Deferred income taxes                                               (150,960)                 --           (150,960)
         Deferred lease costs                                                      --                  --             (7,200)
         Accrued expenses                                                      25,702              (2,423)            46,717
         Due to officer                                                         3,000               3,000            180,961
         Other                                                                     --                  --                549
                                                                          -----------         -----------        -----------
           Net cash used in operating activities                               (6,300)            (15,118)          (367,760)
                                                                          -----------         -----------        -----------

                                   (Continued)

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                 Cumulative
                                                                                                                  August 1,
                                                                                                                    1986
                                                                                                                  (Date of
                                                                                 Six Months Ended                Inception)
                                                                                    January 31,                      to
                                                                          -------------------------------        January 31,
                                                                             2001                2000               2001
                                                                          -----------         -----------       ------------
Cash flows from investing activities
   Investments and related advances                                       $   150,000         $        --        $   (95,605)
   Collection of note receivable                                                   --                  --             97,500
   Acquisition of computer equipment                                               --                  --            (13,556)
                                                                          -----------         -----------        -----------
           Net cash provided by (used in) investing activities                150,000                  --            (11,661)
                                                                          -----------         -----------        -----------

Cash flows from financing activities
   Proceeds of sale of common stock pursuant
     to a public offering                                                          --                  --            576,030
   Payments of notes payable, affiliate                                            --                  --            (19,427)
                                                                          -----------         -----------        -----------
           Net cash provided by financing activities                               --                  --            556,603
                                                                          -----------         -----------        -----------
Net increase (decrease) in cash                                               143,700             (15,118)           177,182

Cash, beginning of period                                                      33,482             202,987                 --
                                                                          -----------         -----------        -----------
Cash, end of period                                                       $   177,182         $   187,869        $   177,182
                                                                          ===========         ===========        ===========
Supplemental cash flow disclosures
   Income taxes paid                                                      $       135         $       -0-        $     9,323
                                                                          ===========         ===========        ===========

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


1 - Development stage company

         The Company, a Delaware corporation, has been in the development stage since its formation on August 1, 1986. It has not generated operating revenues as of January 31, 2001, and no assurance can be given that it will generate operating revenues and earnings in the future.

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


                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


3 - Summary of significant accounting policies (continued)

    Earnings (Loss) Per Common Share

         The Company applies Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share", which requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic and diluted EPS has been computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. During the three and six months ended January 31, 2001 and 2000, basic and diluted loss per share was less than $.01. The Company has not issued any dilutive potential common stock since inception.

    Investments

         At January 31, 2001, the Company held 125,000 common shares of H Power Corp., which are classified as available-for-sale securities.
    Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related income tax effect, are excluded from earnings and are reported in shareholders' equity as a separate component of other comprehensive income. Dividend and interest income are recognized when earned.

    Effects of Recently Issued Accounting Pronouncements

         In September 1998, the Financial Accounting Standards Board issued
    FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. FASB Statement No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. FASB Statement No. 133, as amended by FASB Statement No. 137 and FASB Statement No. 138, is effective for fiscal quarters beginning after June 15, 2000. The Company currently does not use derivative instruments as defined by FASB Statement Nos. 133 and 138 and, accordingly, these statements have no effect on its results of operations or its financial position.

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

        On August 10, 2000, H Power Corp. consummated an initial public offering ("IPO"). In July 2000, in connection with the IPO, H Power Corp. authorized a five-for-one split. In addition, in April 2000, certain parties related to the Company agreed to resign from H Power Corp.'s Board of Directors and accept certain restrictions on voting and transferring their shares and seeking proxies. Consequently, the group of related parties and affiliates no longer exercises significant influence over H Power Corp. and, beginning in the quarter ending October 31, 2000, the Company accounted for the investment as available-for-sale marketable equity securities. Unrealized holding losses on the H Power Corp. shares, which are reflected in other comprehensive income, were $1,605,463 and $-0- for the three months ended January 31, 2001 and 2000, respectively. At January 31, 2001, the H Power Corp. shares had a quoted market price of $8.4688 per share, for a total investment of $1,058,600.

5 - INCOME TAXES

        At July 31, 2000, the Company has net operating loss carryforwards of approximately $444,000, expiring during the years 2004 to 2020, available to reduce future Federal taxable income. In accordance with FASB Statement No. 109, "Accounting for Income Taxes", the Company had recorded a valuation allowance fully offsetting the deferred tax asset related to its net operating loss carryforwards. The valuation allowance was based on management's estimates and analysis that it was more likely than not that the related deferred tax assets would not be realized.

        At January 31, 2001, the Company recorded an accumulated unrealized gain on marketable securities of approximately $1 million, which is presented, net of taxes, in other comprehensive income. Consequently, the Company believes that the realization of deferred tax benefits was more likely than not and, accordingly, recorded a deferred tax asset of $150,960.

                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


5 - INCOME TAXES (Continued)

        The primary components of the Company's deferred tax assets and liabilities and the related valuation allowances are as follows:

                                                        Three Months Ended
                                                            January 31,
                                                  -----------------------------
                                                      2001             2000
                                                  ------------      -----------
          Gross deferred tax assets
            Net operating loss carryforwards      $    150,960      $  444,000

          Valuation allowance                               --        (444,000)

          Gross deferred tax liabilities
            Unrealized gain on investments             359,924              --
                                                  ------------      ----------

                                                  $    208,964      $      -0-
                                                  ============      ==========


6 - Related party transactions

        The Company rents its principal office space from its president on a month-to-month basis at $500 per month. Rent expense incurred was $1,500 for each of the three months ended January 31, 2001 and 2000.

        At January 31, 2001 and 2000, the balance due to officer consists of noninterest-bearing amounts payable to the president of the Company as follows:

                                                       2001            2000
                                                  -------------    ------------
          Officer's salary                        $     125,961    $    125,961
          Rent                                           55,000          49,000
                                                  -------------    ------------
                                                  $     180,961    $    174,961
                                                  =============    ============

        These liabilities have been classified as noncurrent based on the president's intent not to demand payment before February 1, 2002.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.
        ----------------------------------------------

        Financial Condition.

            The Company is a development stage company and has had minimal revenue to date. The Company is relying on existing resources to fund its continuing operation. Additional sources of liquidity are expected to be available from the Company's investment in H Power Corp.'s common shares. During the year ended July 31, 1995, the Company wrote the carrying value of this investment to zero due to H Power Corp.'s continuing losses. On August 10, 2000, H Power Corp. consummated an initial public offering (IPO). In connection with this IPO, H Power Corp. authorized a five to one split, which increased the number of the Company's shares to 125,000. In addition, in April 2000, certain parties related to the Company agreed to resign from H Power Corp.'s Board of Directors and accept certain restrictions on voting and transferring their shares and seeking proxies. Consequently, the group of related parties and affiliates no longer exercises significant influence over H Power Corp. and, beginning in the quarter ending October 31, 2000, the Company accounted for the investment as available-for sale marketable equity securities. In prior periods the investment was accounted for using the equity method. At January 31, 2001, the H Power Corp. shares had a quoted market price of $8.4688 per share, for a total investment of $1,058,600. On this basis, the Company reported at January 31, 2001 $698,676, as accumulated other comprehensive income from unrealized gain on securities available for sale, net of income taxes, and deferred income tax liability of $208,964, comprised of gross deferred tax liabilities from such unrealized gain ($359,924) less the income tax benefit ($150,960) available from net loss carryforward of approximately $444,000.

        Results of Operations

            The Company reported a net loss of $8,026 for the three-month period ended January 31, 2001, compared to a net loss of $5,591 for the three-month period ended January 31, 2000. The Company reported net income of $120,366 for the six month period ended January 31, 2001, compared to a net loss of $15,695 for the six-month period ended January 31, 2000. The increase is attributable primarily to an income tax benefit of $150,960, which results from the Company's believes that realization of deferred tax benefits respecting its net operating loss carryforward was more likely than not.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTER ENDED JANUARY 31, 2001


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:                                 DYNAMARK CORPORATION



                                      By:
----------------------------------       --------------------------------------
                                                 Allan Rothstein
                                                 President and Director