Form 10-Q
period 2001-04-30
DYNAMARK CORP
filed 2001-06-15
CIK 824846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934




For Quarter ended                                 Commission file number
    April 30, 2001                                           33-18218-NY
---------------------                             -----------------------------


                              DYNAMARK CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                         13-3376786
--------------------------------------                    ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


56 Dune Road, Atlantic Beach, New York                             11509
----------------------------------------                  ---------------------
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code        (516) 889-3630
                                                          ---------------------



                                      N/A
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         Common Stock outstanding as of April 30, 2001:
           18,000,000, par value $.0001 per share.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTERLY REPORT FORM 10-Q FOR
           THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2001 AND 2000
      AND FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1986) TO APRIL 30, 2001


                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


Item 1.         Condensed Financial Statements:

                                                                                                                  Page
                                                                                                                  ----

                  Balance Sheet as of April 30, 2001 and July 31, 2000                                              1

                  Statement of Operations and Comprehensive Income (Loss) for
                    the Three Months and Nine Months Ended April 30, 2001 and
                    2000 and the Period from inception (August 1, 1986)
                    through April 30, 2001                                                                          2

                  Statement of Cash Flows for the Nine Months Ended April 30,
                    2001 and 2000 and the Period from inception (August 1, 1986)
                    through April 30, 2001                                                                        3 - 4

                  Notes to Financial Statements                                                                   5 - 9


Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


                           PART II. OTHER INFORMATION


Signatures                                                                                                          1

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED BALANCE SHEET

                  APRIL 30, 2001 (UNAUDITED) AND JULY 31, 2000


                                     ASSETS

                                                                                       April 30,           July 31,
                                                                                         2001                2000
                                                                                   ---------------       -------------
                                                                                      (Unaudited)
Current assets
   Cash                                                                            $       24,503        $      33,482
   Investments                                                                          1,093,363              145,592
                                                                                   --------------        -------------

                                                                                   $    1,117,866        $     179,074
                                                                                   ==============        =============


                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accrued expenses                                                                $       20,369        $      21,015

Due to officer                                                                            182,461              177,961
Deferred income tax liability                                                             177,990                -
                                                                                   --------------        -------------

                                                                                          380,820              198,976
                                                                                   --------------        -------------

Shareholders' equity (deficiency)
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized, none issued                                                                -                    -
   Common stock, $.0001 par value; 50,000,000 shares
     authorized, 18,000,000 shares issued and outstanding                                   1,800                1,800
   Additional paid-in capital                                                             556,751              556,751
   Deficit accumulated during the development stage                                      (460,055)            (578,453)
   Accumulated other comprehensive income - unrealized
     gain on securities available for sale, net of income taxes                           638,550                -
                                                                                   --------------        -------------

                                                                                          737,046              (19,902)
                                                                                   --------------        -------------

                                                                                   $    1,117,866        $     179,074
                                                                                   ==============        =============



The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

        CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)






                                                            Three Months Ended                      Nine Months Ended
                                                                 April 30,                              April 30,
                                                    ---------------------------------      ---------------------------------
                                                         2001                2000               2001               2000
                                                     ------------        ------------       ------------       ------------
Revenues
   Interest and dividend income                      $      2,167        $      2,475       $      8,848       $      6,932
   Licensing revenue                                          -                   -                  -                  -
                                                     ------------        ------------       ------------       ------------

           Total revenues                                   2,167               2,475              8,848              6,932
                                                     ------------        ------------       ------------       ------------

Expenses
   Salaries                                                   -                   -                  -                  -
   Automobile rental and expenses                             -                   -                  -                  -
   Professional fees                                          798               5,667             32,166             18,245
   Licensing agreement                                        -                   -                  -                  -
   Other                                                    3,337               2,958              9,243             10,532
                                                     ------------        ------------       ------------       ------------

           Total expenses                                   4,135               8,625             41,409             28,777
                                                     ------------        ------------       ------------       ------------

                                                           (1,968)             (6,150)           (32,561)           (21,845)
                                                     ------------        ------------       ------------       ------------

Losses on investment accounted for under
   the equity method                                          -                   -                  -                  -
Recovery on note receivable                                   -                   -                  -                  -
                                                     ------------        ------------       ------------       ------------

                                                              -                   -                  -                  -
                                                     ------------        ------------       ------------       ------------

           Net loss before income tax benefit              (1,968)             (6,150)           (32,561)           (21,845)

Income tax benefit                                            -                   -              150,960               -
                                                     ------------        ------------       ------------       ------------

           Net income (loss)                               (1,968)             (6,150)           118,399            (21,845)

Other comprehensive income (loss) -
   unrealized gain (loss) on marketable
   securities, net of income tax benefit (expense)
   of $30,974 and $(328,950)                              (60,126)                -              638,550                -
                                                     ------------        ------------       ------------       ------------

           Comprehensive income (loss)               $    (62,094)       $     (6,150)      $    756,949       $    (21,845)
                                                     ============        ============       ============       ============

Basic and diluted earnings (loss) per common share   $       -0-         $       -0-        $        .01       $       -0-
                                                     ============        ============       ============       ============

Weighted average number of shares                      18,000,000          18,000,000         18,000,000         18,000,000
                                                     ============        ============       ============       ============

                                                         Cumulative
                                                       August 1, 1986
                                                          (Date of
                                                        Inception) to
                                                          April 30,
                                                            2001
                                                        -------------
Revenues
   Interest and dividend income                         $    234,727
   Licensing revenue                                           1,469
                                                        ------------

           Total revenues


Expenses
   Salaries                                                  312,800
   Automobile rental and expenses                             28,618
   Professional fees                                         245,156
   Licensing agreement                                        12,707
   Other                                                     221,042
                                                        ------------

           Total expenses                                    820,323
                                                        ------------

                                                            (584,127)
                                                        ------------

Losses on investment accounted for under
   the equity method                                        (124,388)
Recovery on note receivable                                   97,500
                                                        ------------

                                                             (26,888)
                                                        ------------

           Net loss before income tax benefit               (611,015)

Income tax benefit                                           150,960
                                                        ------------

           Net income (loss)                               (460,055)

Other comprehensive income (loss) -
   unrealized gain (loss) on marketable
   securities, net of income tax benefit (expense)
   of $30,974 and $(328,950)                                 638,550
                                                        ------------

           Comprehensive income (loss)                  $    178,495
                                                        ============

Basic and diluted earnings (loss) per common share      $       (.03)
                                                        ============

Weighted average number of shares                         17,764,749
                                                        ============


The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                                 Cumulative
                                                                                                                  August 1,
                                                                                                                    1986
                                                                                                                  (Date of
                                                                                 Nine Months Ended               Inception)
                                                                                     April 30,                       to
                                                                          -------------------------------         April 30,
                                                                             2001                2000               2001
                                                                          -----------         -----------       ------------
Cash flows from operating activities
   Net income (loss)                                                      $   118,399         $   (21,845)       $(  460,055)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities
       Losses on investment accounted for under the
         equity method                                                           -                   -               124,388
       Recovery of note receivable                                               -                   -               (97,500)
       Depreciation and amortization                                             -                   -                22,155
       Changes in assets and liabilities
         Accrued interest                                                      (5,438)               -               (29,812)
         Deferred income taxes                                               (150,960)               -              (150,960)
         Deferred lease costs                                                    -                   -                (7,200)
         Accrued expenses                                                        (647)              3,244             20,368
         Due to officer                                                         4,500               4,500            182,461
         Other                                                                   -                   -                   549
                                                                          -----------         -----------        -----------

           Net cash used in operating activities                              (34,146)            (14,101)          (395,606)
                                                                          -----------         -----------        -----------


The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                                 Cumulative
                                                                                                                  August 1,
                                                                                                                    1986
                                                                                                                  (Date of
                                                                                 Nine Months Ended               Inception)
                                                                                     April 30,                       to
                                                                          -------------------------------         April 30,
                                                                             2001                2000               2001
                                                                          -----------         -----------       ------------
Cash flows from investing activities
   Investments and related advances                                       $    25,167         $      -           $(  220,438)
   Collection of note receivable                                                 -                   -                97,500
   Acquisition of computer equipment                                             -                   -            (   13,556)
                                                                          -----------         -----------        -----------

           Net cash provided by investing activities                           25,167                -            (  136,494)
                                                                          -----------         -----------        -----------

Cash flows from financing activities
   Proceeds of sale of common stock pursuant
     to a public offering                                                        -                   -               576,030
   Payments of notes payable, affiliate                                          -                   -            (   19,427)
                                                                          -----------         -----------        -----------

           Net cash provided by financing activities                             -                   -               556,603
                                                                          -----------         -----------        -----------

Net increase (decrease) in cash                                                (8,979)            (14,101)            24,503

Cash, beginning of period                                                      33,482             202,987               -
                                                                          -----------         -----------        -----------

Cash, end of period                                                       $    24,503         $   188,886        $    24,503
                                                                          ===========         ===========        ===========

Supplemental cash flow disclosures
   Income taxes paid                                                      $       433         $     -0-          $     9,621
                                                                          ===========         ===========        ===========



The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




1 - DEVELOPMENT STAGE COMPANY

          The Company, a Delaware corporation, has been in the development stage since its formation on August 1, 1986. It has not generated operating revenues as of April 30, 2001, and no assurance can be given that it will generate operating revenues and earnings in the future.


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



                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Earnings (Loss) Per Common Share

          The Company applies Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share", which requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic and diluted EPS has been computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. During the three and nine months ended April 30, 2001 and 2000, basic and diluted loss per share was less than $.01. The Company has not issued any dilutive potential common stock since inception.

     Investments

          At April 30, 2001, the Company held a twelve-month U.S. Treasury bill with a face value that matures in February 2002. This investment is classified as held to maturity and is carried at amortized cost. The fair value of the investment approximates its carrying value due to its short maturity.


          At April 30, 2001, the Company held 125,000 common shares of H Power Corp., which are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related income tax effect, are excluded from earnings and are reported in shareholders' equity as a separate component of other comprehensive income. Dividend and interest income are recognized when earned.

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

          On August 10, 2000, H Power Corp. consummated an initial public offering ("IPO"). In July 2000, in connection with the IPO, H Power Corp. authorized a five-for-one split. In addition, in April 2000, certain parties related to the Company agreed to resign from H Power Corp.'s Board of Directors and accept certain restrictions on voting and transferring their shares and seeking proxies. Consequently, the group of related parties and affiliates no longer exercises significant influence over H Power Corp. and, beginning in the quarter ending October 31, 2000, the Company accounted for the investment as available-for-sale marketable equity securities. Unrealized holding losses on the H Power Corp. shares, which are reflected in other comprehensive income, were $91,100 and $-0-for the three months ended April 30, 2001 and 2000, respectively. At April 30, 2001, the H Power Corp. shares had a quoted market price of $7.7400 per share, for a total investment of $967,500.



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

          At April 30, 2001, the Company recorded an accumulated unrealized gain on marketable securities of approximately $1 million, which is presented, net of taxes, in other comprehensive income. Consequently, the Company believes that the realization of deferred tax benefits was more likely than not and, accordingly, recorded a deferred tax asset of $150,960.

          The primary components of the Company's deferred tax assets and liabilities and the related valuation allowances are as follows:

                                                         Three Months Ended
                                                              April 30,
                                                    --------------------------
                                                       2001              2000
                                                    ------------    ----------

          Gross deferred tax assets
            Net operating loss carryforwards        $    150,960    $  150,960

          Valuation allowance                              -          (150,960)

          Gross deferred tax liabilities
            Unrealized gain on investments               328,950             -
                                                    ------------    ----------

                                                    $    177,990    $       -0-
                                                    ============    ==========



                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS



6 - RELATED PARTY TRANSACTIONS

          The Company rents its principal office space from its president on a month-to-month basis at $500 per month. Rent expense incurred was $1,500 for each of the three months ended April 30, 2001 and 2000.

          At April 30, 2001 and 2000, the balance due to officer consists of noninterest-bearing amounts payable to the president of the Company as follows:

                                                2001                   2000
                                           -------------          -------------

          Officer's salary                 $     125,961          $     125,961
          Rent                                    56,500                 50,500
                                           -------------          -------------

                                           $     182,461          $     176,461
                                           =============          =============

          These liabilities have been classified as noncurrent based on the president's intent not to demand payment before February 1, 2002.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

           Financial Condition

                   The Company is a development stage company and has had minimal revenue to date. The Company is relying on existing resources to fund its continuing operation. Additional sources of liquidity are expected to be available from the Company's investment in H Power Corp.'s common shares. During the year ended July 31, 1995, the Company wrote the carrying value of this investment to zero due to H Power Corp.'s continuing losses. On August 10, 2000, H Power Corp. consummated an initial public offering (IPO). In connection with this IPO, H Power Corp. authorized a five to one split, which increased the number of the Company's shares to 125,000. In addition, in April 2000, certain parties related to the Company agreed to resign from H Power Corp's Board of Directors and accept certain restrictions on voting and transferring their shares and seeking proxies. Consequently, the group of related parties and affiliates no longer exercises significant influence over H Power Corp. and, beginning in the quarter ending October 31, 2000, the Company accounted for the investment as available-for sale marketable equity securities. In prior periods, the investment was accounted for using the equity method. At April 30, 2001, the H Power Corp. shares had a quoted market price of $7.7400 per share, for a total investment of $967,000. On this basis, the Company reported at April 30, 2001, $638,550, as accumulated other comprehensive income from unrealized gain on securities available for sale, net of income taxes, and deferred income tax liability of $177,990, comprised of gross deferred tax liabilities from such unrealized gain ($328,950) less the income tax benefit ($150,960) available from net loss carryforwards of approximately $444,000.

           Results of Operations

                   The Company reported a net loss of $1,968 for the three-month period ended April 30, 2001, compared to a net loss of $6,150 for the three-month period ended April 30, 2000. The Company reported net income of $118,399 for the nine-month period ended April 30, 2001, compared to a net loss of $21,845 for the nine-month period ended April 30, 2000. The increase is attributable primarily to an income tax benefit of $150,960, which results from the Company's belief that realization of deferred tax benefits respecting its net operating loss carryforward was more likely than not.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          QUARTER ENDED APRIL 30, 2001




         SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




DATE:                                   DYNAMARK CORPORATION



June 15, 2001                           By:  /s/ Allan Rothstein
-------------------------------            ------------------------------------
                                                  Allan Rothstein
                                                  President and Director