Form 10-K
period 2001-07-31
DYNAMARK CORP
filed 2001-11-13
CIK 824846

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended July 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

Commission File Number 33-18218-NY

                              DYNAMARK CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                   13-3376786
--------                                                   -----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

56 Dune Road, Atlantic Beach, New York                     11509
--------------------------------------                     ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (516) 889-3690

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                        on which registered
-------------------                                        -------------------

None                                                       Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
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

                  The voting stock of Dynamark Corporation (consisting of Common Stock, $.0001 par value) is traded in the over-the-counter market. However, no trades have been reported by the National Quotation Bureau, Inc. and any limited trading may not be reflective of the market value for the Company's voting stock held by non-affiliates. There were 18,000,000 shares of Common Stock of the Registrant outstanding on October 26, 2001, of which approximately 3,500,000 were held by non-affiliates.

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

         The Company completed a public offering of its securities in August 1988, receiving net proceeds of approximately $557,000. Since that time, the business purpose of the Company has evolved to that of developing or acquiring an operating business. To date, the Company has not succeeded in accomplishing any of its goals. In fact, during this period, only two incidental business transactions have taken place, both related to participating in other companies' private placements for bridge loans. In both cases the Company received shares of stock from those companies as well as notes evidencing the loans, and in both cases the participation was not in excess of 10% of the total private placement. Both of these loans have been repaid.

         Competition

         Management is of the opinion that it will be very difficult, but not impossible, to accomplish its present goal of acquiring an operating business. The Company's resources are limited. The funds resulting from its public offering have been depleted by operating expenses and by business commitments. The time management can devote to the Company's operations has been drastically reduced. Additionally, there are numerous persons and firms, who have greater financial resources, more experienced personnel and a lot more available time that they can devote to a project, than the Company has or can.

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

         Approximate Number of Equity Security Holders

         As of October 26 2001, there were 24 holders of record of the Company's Common Stock. Such number of record owners was determined from the Company's stockholders' records and does not include beneficial owners of the Company's Common Stock, which shares are held in the names of various security holders, dealers and clearing agencies.

Item 6.  Selected Financial Data.

         The following selected data for the period indicated has been derived from the financial statements of the Company, a development stage entity. This information should be read in conjunction with the related financial statements and notes thereto included elsewhere in this report.

                  AS OF JULY 31, AND FOR THE PERIODS THEN ENDED

                                                                                                             Cumulative
                                                                                                       August 1, 1986 Inception
                                                                                                          (Date of to July 31)

                                      2001           2000           1999           1998           1997           2001
                                  ------------   ------------   ------------   ------------   ------------   ------------

Revenues                          $     11,507   $      7,473   $      8,421   $      9,584   $    163,495   $    238,856

Net Income
(loss)                            $    (91,920)  $    (22,471)  $    (18,457)  $     (8,803)  $    140,573   $   (486,533)

Basic and diluted
earnings(loss)
per common
share                             $        .01              *              *              *   $        .01   $       (.03)

Total Assets                      $    897,231   $    179,074   $    203,212   $    201,865   $    205,222   $    897,231

Long-term debt                    $    183,961   $    177,961   $    171,961   $    168,961   $    159,961   $    311,886

*Basic and diluted loss per share was less than $.01 during these years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company is a development stage company and has had minimal revenue to date. The Company is relying on existing resources to fund its continuing operation. Additional sources of liquidity are expected to be available from the Company's investment in H Power Corp.'s common shares. During the year ended July 31, 1995, the Company wrote the carrying value of this investment to zero due to H Power Corp.'s continuing losses. On August 10, 2000, H Power Corp. consummated an initial public offering (IPO). In connection with this IPO, H Power Corp. authorized a five to one split, which increased the number of the Company's shares to 125,000. In addition, in April 2000, certain parties related to the Company agreed to resign from H Power Corp's Board of Directors and accept certain restrictions on voting and transferring their shares and seeking proxies. Consequently, the group of related parties and affiliates no longer exercises significant influence over H Power Corp. and, beginning in the quarter ending October 31, 2000, the Company accounted for the investment as available-for sale marketable equity securities. In prior periods the investment was accounted for using the equity method. At July 31, 2001, the H Power Corp. shares had a quoted market price of $6.03, for a total investment of $753,750. On this basis, the Company reported for the fiscal year ended July 31, 2001 other comprehensive income from unrealized gain on securities of $ 497,475, net of income taxes of $256,275. The increase in its investment in H Power Corp. shares was partially offset by a deferred income tax liability of $256,275, comprising of gross deferred tax liabilities from such unrealized gain ($753,750) less the income tax benefit ($128,350) available from net loss carry forwards of approximately $479,000.

Revenue consist primarily of interest and dividends related to the Company's investments and interest bearing cash accounts. Interest and dividend revenue was $10,672, $7,473, and $8,421 earned in the fiscal years ended July 31, 2001, 2000, and 1999, respectively. The changes in interest and dividend revenue is due to changes in the principal amount of cash and investment held by the Company during those years, as well as changes in rates of interest.

Management expects losses from operation to continue however, unless the Company is successful in acquiring or merging with a profitable business operation. In an attempt to reduce losses, the President has agreed to render his services to the Company without further compensation until there has been a turnaround. The amount of future losses will depend upon administrative expenses, which management believes should not exceed approximately $30,000 per year.

Management anticipates that negative cash flow from operations will not exceed approximately $30,000 in the immediate future. Based upon this anticipated negative cash flow, Management is of the opinion that it has sufficient liquidity to operate for not less than the next twelve months.

Cash and investments totaled $897,231 and $179,074 at July 31, 2001 and 2000. This increase results from the ability of the Company to account for its investment in H Power, beginning with the fiscal quarter ending October 31, 2000, as available-for sale marketable equity securities.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Our exposure to market risk related to changes in interest rates relates primarily to cash and our investment portfolio. Cash totaling $14,300 was maintained in a money market fund with a stock brokerage firm and is insured for up to $500,000 by the Securities Investor Protection Corporation. At July 31, 2001, our investments consisted of $150,000 invested in a six month U.S. Treasury Bill which is due in February 2002. We do not believe short term fluctuations in interest rates would materially affect the value of this security.

         The equity investments (fair value of $377,500 at October 19, 2001) are sensitive to equity price changes. For example, if the price per common share increases or decreases 10%, the Company would record and increase or decrease in shareholder's equity (deficiency), net of tax of $24,915.

         Our investment portfolio does not include derivative instruments.

Item 8.  Financial Statements.

         Reference is made to the Financial Statements which are annexed hereto immediately following the signature page to this Report.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

         Not applicable.

Item 10. Directors and Executive Officers.

         The directors and executive officers of the Company are as follows:

Name                       Age                Position
----                       ---                --------

Allan P. Rothstein         43                 President, Treasurer and Director


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

Item 11. Executive Compensation

         Allan P. Rothstein, President of the Company, was employed by the Company under an Employment Agreement ending August 1, 2001. During the fiscal year ended July 31, 2001, Mr. Rothstein was entitled to a salary of $50,000, health insurance benefits, life insurance with premiums not to exceed $2,500 per annum with his wife and children as beneficiaries, the use of a Company owned or leased vehicle, and reimbursement for expenses which he may incur on behalf of the Company. Furthermore, if Mr. Rothstein dies at any time during the term of his employment agreement, the Company is obligated to pay to Mr. Rothstein's estate or wife, if married, a death benefit of $15,000. Mr. Rothstein has waived all compensation under the Employment Agreement and has advised the Company that he will continue to serve the Company without payment of salary.

         In the past, the Company's policy was to compensate directors who were not employees of the Company in the amount of $150 per meeting and reimburse them for the reasonable expenses incurred by them in connection with the Company's business. At present, there are no directors who are not employees of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of October 26, 2001 with respect to the ownership of the Company's Common Stock by each person known by the Company to own beneficially more than 5% of such Common Stock, by each officer and director of the Company and by officers and directors as a group.

                                                                 Amount and Percent-
                                                                 age of Beneficial
                                                                   Ownership  (1)
                                                                 -------------------

Directors, Officers                                   Number of
and 5% Shareholders                                    Shares                    Percent
-------------------                                  -----------                 -------

Allan P. Rothstein (2)                                 1,000,000                   5.5%
56 Dune Road
Atlantic Beach, New York 11909

Cynthia Rothstein (2)                                 11,375,000                  63.2
311 Links Drive West
Oceanside, New York 11572

Brown Wharton & Co., Inc. (2)                          1,000,000                   5.5
56 Dune Road
Atlantic Beach, New York 11909

All Directors and Officers
as a Group (1 in number)                               1,000,000                   5.5


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

         In February 1991, the Company purchased for $100,000, $97,500 principal amount of 10% Promissory Notes of H-Power Corp., a Delaware corporation, headquartered in Bloomfield, New Jersey, and 125,000 common shares (as adjusted for stock splits), par value $.001 per share of H Power. H Power was a developmental stage enterprise engaged in the development and exploitation of certain fuel cell and metal hydride technologies which involve alternative energy systems. In August 2000, H Power completed an initial public offering and is currently traded on NASDAQ. National Market. The shares are subject to a 6 month Lock-Up agreement executed in connection with the closing of the public offering. Under the agreement, the Company agreed not to sell or otherwise dispose of any of it shares of H Power for a period of 6 months ending in February 2001. The last reported sale price for shares of H Power on October 26, 2001 was $3.04. The Promissory Notes, originally payable on February 3, 1993, were extended to be payable on the earlier of August 1, 1994 or the closing of any public offering by H Power. However, H Power failed to make payment when due on August 1, 1994 and consequently was in default for a second time. On October 13, 1997 the principal was collected in full, together with accrued and unpaid interest.

         Allan P. Rothstein, director and president of the Company beneficially owns 1,650,000 shares of H Power and the Company owns 125,000 shares; together with other members of his immediate family, they beneficially own in the aggregate 8,003,125 common shares, or 15% of the issued and outstanding shares of H Power.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on the 30th day of October, 2001.

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

Dated:  October 30, 2001


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


     Signature                                       Title                                     Date
     ---------                                       -----                                     ----

/s/ Allan P. Rothstein                      President, Treasurer                        October 30, 2001
-----------------------                     and Director (principal executive
Allan P. Rothstein                          and financial officer)

                                  EXHIBIT INDEX
                                  -------------

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

                              DYNAMARK CORPORATION



                                    FORM 10-K



                     For the fiscal year ended July 31, 2001

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

     YEARS ENDED JULY 31, 2001, 2000 AND 1999 AND THE PERIOD AUGUST 1, 1986
                      (DATE OF INCEPTION) TO JULY 31, 2001


                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 10-K


    (a)        1.  Financial Statements

                   The following indicated Financial Statements of the Company are annexed hereto immediately following the signature page to this Report:

                                                                         Page
                                                                         ----

                   Independent Auditors' Report                          F-1

                   Balance Sheet - July 31, 2001 and 2000                F-2

                   Statement of Operations and Comprehensive
                     Income (Loss) - years ended July 31, 2001,
                     2000 and 1999 and the period August 1, 1986
                     (date of inception) to July 31, 2001                F-3

                   Statement of Changes in Shareholders' Equity
                     (Deficiency) - years ended July 31, 2001,
                     2000 and 1999 and the period August 1, 1986
                     (date of inception) to July 31, 2001                F-4

                   Statement of Cash Flows - years ended July 31,
                     2001, 2000 and 1999 and the period August 1,
                     1986 (date of inception) to July 31, 2001        F-5 - F-6

                   Notes to Financial Statements                      F-7 - F-10

               2.  Exhibits

                   Incorporated by reference to the Exhibit Index at the end of this Report.

    (b)        Reports on Form 8-K

                   None

                  [LETTERHEAD OF FRIEDMAN, ALPREN & GREEN LLP]



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


TO THE SHAREHOLDERS OF DYNAMARK CORPORATION


           We have audited the accompanying balance sheet of Dynamark Corporation (a development stage company) as of July 31, 2001 and 2000, and the related statements of operations and comprehensive income (loss), changes in shareholders' equity (deficiency) and cash flows for the years ended July 31, 2001, 2000 and 1999 and for the period August 1, 1986 (date of inception) to July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamark Corporation (a development stage company) as of July 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended July 31, 2001, 2000 and 1999, and for the period August 1, 1986 (date of inception) to July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.






/s/ Friedman Alpren & Green LLP


September 26, 2001, except for
   Note 6, as to which the date is
   October 19, 2001

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                             JULY 31, 2001 AND 2000



                                     ASSETS

                                                                                         2001                2000
                                                                                    ---------------     ---------------
Current assets
   Cash                                                                             $        16,019     $        33,482
   Investments                                                                              881,212             145,592
                                                                                    ---------------     ---------------

                                                                                    $       897,231     $       179,074
                                                                                    ===============     ===============

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accrued expenses                                                                 $        15,852     $        21,015
                                                                                    ---------------     ---------------

Due to officer                                                                              183,961             177,961
Deferred income taxes                                                                       127,925                --
                                                                                    ---------------     ---------------

                                                                                            331,886             177,961
                                                                                    ---------------     ---------------

Commitment                                                                                     --                  --

Shareholders' equity (deficiency)
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized, none issued                                                                   --                  --
   Common stock, $.0001 par value; 50,000,000 shares
     authorized, 18,000,000 shares issued and outstanding                                     1,800               1,800
   Additional paid-in capital                                                               556,751             556,751
   Deficit accumulated during the development stage                                        (486,533)           (578,453)
   Accumulated other comprehensive income - unrealized
     gain on securities available for sale, net of income taxes                             497,475                --
                                                                                    ---------------     ---------------

                                                                                            569,493             (19,902)
                                                                                    ---------------     ---------------

                                                                                    $       897,231     $       179,074
                                                                                    ===============     ===============


   The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                                                                     Cumulative
                                                                                                                      August 1,
                                                                                                                        1986
                                                                                                                      (Date of
                                                                        Year Ended July 31,                          Inception)
                                                      -------------------------------------------------------        to July 31,
                                                            2001                2000                1999                2001
                                                      ---------------     ---------------     ---------------     ---------------
Revenues
   Interest and dividend income                       $        10,652     $         7,473     $         8,421     $       236,532
   Licensing revenue                                             --                  --                  --                 1,469
   Other income                                                   855                --                  --                   855
                                                      ---------------     ---------------     ---------------     ---------------

           Total revenues                                      11,507               7,473               8,421             238,856
                                                      ---------------     ---------------     ---------------     ---------------

Expenses
   Salaries                                                      --                  --                  --               312,800
   Automobile rental and expenses                                --                  --                  --                28,618
   Professional fees                                           37,151              17,036              16,960             250,141
   Licensing agreement                                           --                  --                  --                12,707
   Other                                                       10,786              12,908               9,918             222,585
                                                      ---------------     ---------------     ---------------     ---------------

           Total expenses                                      47,937              29,944              26,878             826,851
                                                      ---------------     ---------------     ---------------     ---------------

                                                              (36,430)            (22,471)            (18,457)           (587,995)
                                                      ---------------     ---------------     ---------------     ---------------

Losses on investment accounted for under
   the equity method                                             --                  --                  --              (124,388)
Recovery of note receivable                                      --                  --                  --                97,500
                                                      ---------------     ---------------     ---------------     ---------------

                                                                 --                  --                  --               (26,888)
                                                      ---------------     ---------------     ---------------     ---------------

            Net loss before income tax benefit                (36,430)            (22,471)            (18,457)           (614,883)

Income tax benefit                                            128,350                --                  --               128,350
                                                      ---------------     ---------------     ---------------     ---------------

            Net income (loss)                                  91,920             (22,471)            (18,457)           (486,533)

Other comprehensive income - unrealized
   gain on marketable securities, net of
   income tax expense of $256,275                             497,475                --                  --               497,475
                                                      ---------------     ---------------     ---------------     ---------------

            Comprehensive income (loss)               $       589,395     $       (22,471)    $       (18,457)    $        10,942
                                                      ===============     ===============     ===============     ===============

Basic and diluted earnings (loss) per
   common share                                       $           .01     $          -0-      $          -0-      $          (.03)
                                                      ===============     ===============     ===============     ===============

Weighted average number of shares
   outstanding                                             18,000,000          18,000,000          18,000,000          17,768,670
                                                      ===============     ===============     ===============     ===============


   The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

             YEARS ENDED JULY 31, 2001, 2000 AND 1999 AND THE PERIOD
               AUGUST 1, 1986 (DATE OF INCEPTION) TO JULY 31, 2001



                                                                                            Deficit
                                                    Common Stock                          Accumulated    Accumulated
                                                  $.0001 Par Value         Additional      During the      Other
                                            ---------------------------     Paid-In       Development   Comprehensive
                                               Shares         Amount        Capital          Stage         Income         Total
                                            ------------   ------------   ------------   ------------   ------------   ------------

Issuance of common stock                      15,000,000   $      1,500   $       --     $       --     $       --     $      1,500

Issuance of common stock pursuant to a
   public offering                             3,000,000            300        556,751           --             --          557,051

Net loss for the period August 1, 1986
   (date of inception) to July 31, 1998             --             --             --         (537,525)          --         (537,525)
                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance, July 31, 1998                        18,000,000          1,800        556,751       (537,525)          --           21,026

Net loss for the year ended July 31, 1999           --             --             --          (18,457)          --          (18,457)
                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance, July 31, 1999                        18,000,000          1,800        556,751       (555,982)          --            2,569

Net loss for the year ended July 31, 2000           --             --             --          (22,471)          --          (22,471)
                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance, July 31, 2000                        18,000,000          1,800        556,751       (578,453)          --          (19,902)

Net income for the year ended July 31, 2001         --             --             --           91,920           --           91,920

Other comprehensive income - unrealized
   gain on securities available for sale,
   net of income taxes                              --             --             --             --          497,475        497,475
                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance, July 31, 2001                        18,000,000   $      1,800   $    556,751   $   (486,533)  $    497,475   $    569,493
                                            ============   ============   ============   ============   ============   ============


   The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS


                                                                                                                    Cumulative
                                                                                                                     August 1,
                                                                                                                       1986
                                                                                                                     (Date of
                                                                          Year Ended July 31,                       Inception)
                                                      -------------------------------------------------------       to July 31,
                                                           2001                2000                1999                2001
                                                      ---------------     ---------------     ---------------     ---------------
Cash flows from operating activities
   Net income (loss)                                  $        91,920     $       (22,471)    $       (18,457)    $      (486,533)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities
       Deferred income taxes                                 (128,350)               --                  --              (128,350)
       Losses on investment accounted
         for under the equity method                             --                  --                  --               124,388
       Recovery of note receivable                               --                  --                  --               (97,500)
       Depreciation and amortization                             --                  --                  --                22,155
       Changes in assets and liabilities
         Accrued interest receivable                             --                  --                  --               (24,375)
         Prepaid income taxes                                    --                   225                (210)               --
         Deferred lease costs                                    --                  --                  --                (7,200)
         Accrued expenses                                      (5,163)             (7,667)             13,804              15,852
         Due to officer                                         6,000               6,000               6,000             183,961
         Other                                                   --                  --                  --                   549
                                                      ---------------     ---------------     ---------------     ---------------

           Net cash provided by (used in)
              operating activities                            (35,593)            (23,913)              1,137            (397,053)
                                                      ---------------     ---------------     ---------------     ---------------


                                   (Continued)



   The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (Continued)


                                                                                                                    Cumulative
                                                                                                                     August 1,
                                                                                                                       1986
                                                                                                                     (Date of
                                                                          Year Ended July 31,                       Inception)
                                                      -------------------------------------------------------       to July 31,
                                                           2001                2000                1999                2001
                                                      ---------------     ---------------     ---------------     ---------------
Cash flows from investing activities
   Investments and related advances                   $        18,130     $      (145,592)    $          --       $      (227,475)
   Collection of note receivable                                 --                  --                  --                97,500
   Acquisition of computer equipment                             --                  --                  --               (13,556)
                                                      ---------------     ---------------     ---------------     ---------------

           Net cash provided by (used in)
              investing activities                             18,130            (145,592)               --              (143,531)
                                                      ---------------     ---------------     ---------------     ---------------

Cash flows from financing activities
   Proceeds of sale of common stock pursuant
     to a public offering                                        --                  --                  --               576,030
   Payments of notes payable, affiliate                          --                  --                  --               (19,427)
                                                      ---------------     ---------------     ---------------     ---------------

           Net cash provided by financing
              activities                                         --                  --                  --               556,603
                                                      ---------------     ---------------     ---------------     ---------------

Net increase (decrease) in cash                               (17,463)           (169,505)              1,137              16,019

Cash, beginning of period                                      33,482             202,987             201,850                --
                                                      ---------------     ---------------     ---------------     ---------------

Cash, end of period                                   $        16,019     $        33,482     $       202,987     $        16,019
                                                      ===============     ===============     ===============     ===============

Supplemental cash flow disclosures
   Income taxes paid                                  $           433     $         2,097     $           365     $         9,621
                                                      ===============     ===============     ===============     ===============



   The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




1 - DEVELOPMENT STAGE COMPANY

         The Company, a Delaware corporation, has been in the development stage since its formation on August 1, 1986. It has not generated operating revenues as of July 31, 2001, and no assurance can be given that it will generate operating revenues and earnings in the future.


2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Use of Estimates

         Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

    Revenue Recognition

         Interest income is recognized on the accrual basis. Dividends are recognized on the ex-dividend date.

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

    Earnings (Loss) Per Common Share

         The Company applies Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings per Share", which requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic and diluted EPS has been computed by dividing the loss by the weighted average number of common shares outstanding for the period. During the years ended July 31, 2000 and 1999, basic and diluted loss per share was less than $.01. The Company has not issued any dilutive potential common stock since inception.



                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Investments

         At July 31, 2001, the Company held a twelve-month U.S. Treasury bill with a face value of $150,000 that matures in February 2002. This investment is classified as held-to-maturity and is carried at amortized cost. The fair value of the investment approximates its carrying value due to its short maturity.

         At July 31, 2001, the Company also held 125,000 common shares of H Power Corp., which are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity.

         At the time of sale, any gains or losses are calculated using the specific identification method and are recognized as a component of operating results.


3 - INVESTMENT IN H POWER CORP.

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

         On August 10, 2000, H Power Corp. consummated an initial public offering ("IPO"). In July 2000, in connection with the IPO, H Power Corp. authorized a five-for-one split. In addition, in April 2000, certain parties related to the Company agreed to resign from H Power Corp.'s Board of Directors and accept certain restrictions on voting and transferring their shares and seeking proxies. Consequently, the group of related parties and affiliates no longer exercised significant influence over H Power Corp. and, beginning in the quarter ended October 31, 2000, the Company accounted for the investment as available-for-sale marketable equity securities. The unrealized holding gain on the H Power Corp. shares, which is reflected in other comprehensive income, was $753,750 for the year ended July 31, 2001. At July 31, 2001, the H Power Corp. shares had a quoted market price of $6.03 per share.


                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




4 - INCOME TAXES

         The primary components of the Company's deferred tax assets and liabilities and the related valuation allowances are as follows:

                                                                     Year Ended July 31,
                                                            -----------------------------------
                                                                  2001                2000
                                                            ---------------     ---------------
         Gross deferred tax assets
           Net operating loss carryforwards                 $       162,830     $       150,960

         Valuation allowance                                        (34,480)           (150,960)
                                                            ---------------     ---------------

                                                                    128,350                --

         Gross deferred tax liabilities
           Unrealized gain on investments                           256,275                --
                                                            ---------------     ---------------

                                                            $       127,925     $          -0-
                                                            ===============     ===============

         At July 31, 2001, the Company has net operating loss carryforwards of approximately $479,000, expiring during the years 2004 to 2021, available to reduce future Federal taxable income. In 2000 and 1999, the Company recorded a valuation allowance fully offsetting the deferred tax asset related to its net operating loss carryforwards. The valuation allowance was based on management's estimates and analysis that it was more likely than not that the related deferred tax assets would not be realized.

         At July 31, 2001, the Company recorded an accumulated unrealized gain on marketable securities of approximately $750,000, which is presented, net of taxes, in other comprehensive income. The unrealized gain subsequently decreased significantly (see Note 6). Consequently, the Company believes that realization of part of the deferred tax asset was more likely than not and, accordingly, recorded a deferred tax asset of $128,350, at July 31, 2001.


                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




5 - RELATED PARTY TRANSACTIONS

         The Company rents its principal office space from its president on a month-to-month basis at $500 per month. Rent expense incurred was $6,000 for each of the years ended July 31, 2001, 2000 and 1999.

         At July 31, 2001 and 2000, the balance due to officer consists of noninterest-bearing amounts payable to the president of the Company as follows:

                                                                  2001                2000
                                                            ---------------     ---------------
         Officer's salary                                   $       125,961     $       125,961
         Rent                                                        58,000              52,000
                                                            ---------------     ---------------

                                                            $       183,961     $       177,961
                                                            ===============     ===============

         These liabilities have been classified as noncurrent based on the president's intent not to demand payment before August 2002.

6 - SUBSEQUENT EVENT (UNAUDITED)

         At October 19, 2001, the H Power Corp. common shares had a quoted market value of $3.02 per share. The Company owns 125,000 common shares of H Power Corp.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                           QUARTER ENDED JULY 31, 2001



SIGNATURES
----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on the ___ day of ______ 2001.




DATE:                                    DYNAMARK CORPORATION



                                         By:
------------------------------------        ------------------------------------
                                                     Allan P. Rothstein
                                                     President