Form 10-Q
period 2001-10-31
DYNAMARK CORP
filed 2001-12-26
CIK 824846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934




For quarter ended                                    Commission file number
October 31, 2001                                           33-18218-NY
--------------------                                 --------------------------


                              DYNAMARK CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                         13-3376786
--------------------------------------                    ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


56 Dune Road, Atlantic Beach, New York                             11509
----------------------------------------                  ---------------------
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code          (516) 889-3630
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


         Common Stock outstanding as of October 31, 2001:
           18,000,000, par value $.0001 per share.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTERLY REPORT FORM 10-Q FOR
                     THREE MONTHS ENDED OCTOBER 31, 2001 AND
                 FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1986)
                            THROUGH OCTOBER 31, 2001


                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION



                                                                                     Page
Item 1.         Condensed Financial Statements:


                  Balance Sheet as of October 31,
                    2001 and July 31, 2001                                              1

                  Statement of Operations and Comprehensive Income for the Three
                    Months Ended October 31, 2001 and 2000 and the Period August
                    1, 1986
                    (Date Of Inception) to October 31, 2001                             2

                  Statement of Cash Flows for the Three Months
                    Ended October 31, 2001 and 2000 and the
                    Period August 1, 1986 (Date Of Inception) to
                    October 31, 2001                                                3 - 4

                  Notes to Financial Statements                                     5 - 8


Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


                           PART II. OTHER INFORMATION

Signatures                                                                              1


                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED BALANCE SHEET

                 OCTOBER 31, 2001 (UNAUDITED) AND JULY 31, 2001


                                     ASSETS
                                     ------


                                                                October 31,   July 31,
                                                                    2001       2001
                                                                ----------- ------------
                                                                 (Unaudited)
Current assets
   Cash                                                           $   5,848    $  16,019
   Investments                                                      492,912      881,212
                                                                  ---------    ---------

                                                                  $ 498,760    $ 897,231
                                                                  =========    =========


               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

Current liabilities
   Accrued expenses                                               $  19,746    $  15,852
                                                                  ---------    ---------

Due to officer                                                      185,461      183,961
Deferred income tax liability                                             -      127,925
                                                                  ---------    ---------

                                                                    185,461      311,886
                                                                  ---------    ---------

Shareholders' equity (deficiency)
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized, none issued                                              -            -
   Common stock, $.0001 par value; 50,000,000 shares
     authorized, 18,000,000 shares issued and outstanding             1,800        1,800
   Additional paid-in capital                                       556,751      556,751
   Deficit accumulated during the development stage                (505,073)    (486,533)
   Accumulated other comprehensive income - unrealized
     gain on securities available for sale, net of income taxes     240,075      497,475
                                                                  ---------    ---------

                                                                    293,553      569,493
                                                                  ---------    ---------

                                                                  $ 498,760    $ 897,231
                                                                  =========    =========


The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

           CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)




                                                                                                Cumulative
                                                                                                 August 1,
                                                                                                   1986
                                                                                                 (Date of
                                                                 Three Months Ended             Inception)
                                                                     October 31,                    To
                                                        --------------------------------        October 31,
                                                              2001              2000               2001
                                                        --------------     -------------      -------------
Revenues
   Interest and dividend income                         $        1,765     $       4,582      $     238,297
   Licensing revenue                                              -                 -                 1,469
   Other income                                                   -                 -                   855
                                                        --------------     -------------      -------------

           Total revenues                                        1,765             4,582            240,621
                                                        --------------     -------------      -------------

Expenses
   Salaries                                                       -                 -               312,800
   Automobile rental and expenses                                 -                 -                28,618
   Professional fees                                            11,916            24,160            262,057
   Licensing agreement                                            -                 -                12,707
   Other                                                         3,714             2,988            226,299
                                                        --------------     -------------      -------------

           Total expenses                                       15,630            27,148            842,481
                                                        --------------     -------------      -------------

                                                               (13,865)          (22,566)          (601,860)
                                                        ---------------    -------------      -------------

Losses on investment accounted for under
   the equity method                                              -                 -              (124,388)
Recovery of note receivable                                       -                 -                97,500
                                                        --------------     -------------      -------------

                                                                  -                 -               (26,888)
                                                        --------------    --------------      -------------

           Net loss before income tax benefit
              (expense)                                        (13,865)          (22,566)          (628,748)

Income tax benefit (expense)                                    (4,675)          150,960            123,675
                                                        ---------------    -------------      -------------

           Net income (loss)                                   (18,540)          128,394           (505,073)

Other comprehensive income - unrealized gain
  (loss) on marketable securities, net of income tax
  expense (recovery) of $(132,600) and $905,781               (257,400)        1,758,282            240,075
                                                        ---------------    -------------      -------------

           Comprehensive income (loss)                  $     (275,940)    $   1,886,676      $    (264,998)
                                                        ==============     =============      =============

Basic and diluted earnings (loss) per common share      $         -        $         .01      $        (.03)
                                                        ==============     =============      =============

Weighted average number of shares outstanding               18,000,000        18,000,000         17,772,462
                                                        ==============     =============     ==============


The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                                                               Cumulative
                                                                                               August 1,
                                                                                                  1986
                                                                                                (Date of
                                                                Three Months Ended             Inception)
                                                                    October 31,                    To
                                                          ------------------------------      October 31,
                                                               2001              2000             2001
                                                          -------------     -------------    ------------
Cash flows from operating activities
   Net income (loss)                                       $ (18,540)        $ 128,394         $(505,073)
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities
       Deferred income taxes                                   4,675          (150,960)         (123,675)
       Losses on investment accounted for under
         the equity method                                         -                 -           124,388
       Recovery of note receivable                                 -                 -           (97,500)
       Depreciation and amortization                               -                 -            22,155
       Changes in assets and liabilities
         Accrued interest                                          -            (4,210)          (24,375)
         Deferred lease costs                                      -                 -            (7,200)
         Accrued expenses                                      3,894            18,493            19,746
         Due to officer                                        1,500             1,500           185,461
         Other                                                     -                 -               549
                                                           ---------         ---------         ---------

           Net cash used in operating activities              (8,471)           (6,783)         (405,524)
                                                           ---------         ---------         ---------


                                   (Continued)

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                   Cumulative
                                                                                                   August 1,
                                                                                                      1986
                                                                                                    (Date of
                                                                                                   Inception)
                                                                    Three Months Ended                 To
                                                                        October 31,               October 31,
                                                              -------------------------------
                                                                   2001              2000             2001
                                                              -------------     -------------    ---------
Cash flows from investing activities
   Investments and related advances                           $  (1,700)                $ -      $(229,175)
   Collection of note receivable                                      -                   -         97,500
   Acquisition of computer equipment                                  -                   -        (13,556)
                                                              ---------           ---------      ---------

           Net cash used in investing activities                 (1,700)                  -       (145,231)
                                                              ---------           ---------      ---------

Cash flows from financing activities
   Proceeds of sale of common stock pursuant
     to a public offering                                             -                   -        576,030
   Payments of notes payable, affiliate                               -                   -        (19,427)
                                                              ---------           ---------      ---------

           Net cash provided by financing
              activities                                              -                   -        556,603
                                                              ---------           ---------      ---------

Net increase (decrease) in cash                                 (10,171)             (6,783)         5,848

Cash, beginning of period                                        16,019              33,482              -
                                                              ---------           ---------      ---------

Cash, end of period                                           $   5,848           $  26,699      $   5,848
                                                              =========           =========      =========

Supplemental cash flow disclosures
   Income taxes paid                                          $     224           $     135      $   9,845
                                                              =========           =========      =========


The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


1 - DEVELOPMENT STAGE COMPANY

          The Company, a Delaware corporation, has been in the development stage since its formation on August 1, 1986. It has not generated operating revenues as of October 31, 2001, and no assurance can be given that it will generate operating revenues and earnings in the future.


2 - BASIS OF PRESENTATION

          The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and Form 10-k for the year ended July 31, 2001.


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


                                  (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Earnings (Loss) Per Common Share

          The Company applies SFAS No. 128, "Earnings per Share", which requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic and diluted EPS has been computed by dividing the loss by the weighted average number of common shares outstanding for the period. During the three months ended October 31, 2001, basic and diluted loss per share was less than $.01. The Company has not issued any dilutive potential common stock since inception.

     Investments


          At October 31, 2001, the Company held 125,000 common shares of H Power Corp., which are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity. Dividend and interest income are recognized when earned.

          At October 31, 2001, the Company held a twelve-month U.S. Treasury bill with a face value that matures in February 2002. This investment is classified as held-to-maturity and is carried at amortized cost. The fair value of the investment approximates its carrying value due to its short maturity.


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

                                  (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


4 - INVESTMENT IN H POWER CORP. (continued)

          On August 10, 2000, H Power Corp. consummated an initial public offering ("IPO"). In July 2000, in connection with the IPO, H Power Corp. authorized a five-for-one split. In addition, in April 2000, certain parties related to the Company agreed to resign from H Power Corp.'s Board of Directors and accept certain restrictions on voting and transferring their shares and seeking proxies. Consequently, the group of related parties and affiliates no longer exercises significant influence over H Power Corp. and, beginning in the quarter ended October 31, 2000, the Company accounted for the investment as available-for-sale marketable equity securities. The unrealized holding (loss) gain on the H Power Corp. shares, which are reflected in other comprehensive income, was $(390,000) and $2,664,063 for the three months ended October 31, 2001 and 2000, respectively. At October 31, 2001, the H Power Corp. shares had a quoted market price of $2.91 per share, for a total investment of $363,750.


5 - INCOME TAXES

          The primary components of the Company's deferred tax assets and liabilities and the related valuation allowances are as follows:



                                                        Three Months Ended October 31,
                                                        ------------------------------
                                                          2001                  2000
                                                          ----                  ----
          Gross deferred tax assets
            Net operating loss carryforwards          $    162,860          $    150,960

          Valuation allowance                               39,185                 -
                                                      ------------          ------------

                                                           123,675               150,960

          Gross deferred tax liabilities
            Unrealized gain on investments                 123,675               905,781
                                                      ------------          ------------

                                                      $     -0-             $    754,821
                                                      ============          ============


(Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


5 - INCOME TAXES (Continued)

          At October 31, 2001, the Company has net operating loss carryforwards of approximately $479,000, expiring during the years 2004 to 2021, available to reduce future Federal taxable income. The Company believes that realization of part of the deferred tax asset related to its net operating loss carryforward was more likely than not, based on its accumulated unrealized gain on marketable equity securities of $363,750 at October 31, 2001. In 2001, the Company recorded a valuation allowance, partially offsetting the deferred tax asset. The valuation allowance was based on management's estimates and analysis that it was more likely than not that the related deferred tax assets would not be realized.


6 - RELATED PARTY TRANSACTIONS

          The Company rents its principal office space from its president on a month-to-month basis at $500 per month. Rent expense incurred was $1,500 for each of the three months ended October 31, 2001, 2000 and 1999.

          At October 31, 2001 and 2000, the balance due to officer consists of noninterest-bearing amounts payable to the president of the Company as follows:

                                                  2001                 2000
                                              ------------           --------

                   Officer's salary           $    125,961         $    125,961
                   Rent                             59,500               53,500
                                              ------------         ------------

                                              $    185,461         $    179,461
                                              ============         ============

          These liabilities have been classified as noncurrent based on the president's intent not to demand payment before November 1, 2002.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.
         ----------------------------------------------

         Financial Condition.

                  The Company is a development stage company and has had minimal revenue to date. The Company is relying on existing resources to fund its continuing operation. Additional sources of liquidity are expected to be available from the Company's investment in H Power Corp.'s common shares. During the year ended July 31, 1995, the Company wrote the carrying value of this investment to zero due to H Power Corp.'s continuing losses. On August 10, 2000, H Power Corp. consummated an initial public offering (IPO). In connection with this IPO, H Power Corp. authorized a five to one split, which increased the number of the Company's shares to 125,000. In addition, in April 2000, certain parties related to the Company agreed to resign from H Power Corp's Board of Directors and accept certain restrictions on voting and transferring their shares and seeking proxies. Consequently, the group of related parties and affiliates no longer exercises significant influence over H Power Corp. and, beginning in the quarter ending October 31, 2000, the Company accounted for the investment as available-for sale marketable equity securities. In prior periods the investment was accounted for using the equity method. At October 31, 2001, the H Power Corp. shares had a quoted market price of $2.91 per share, for a total investment of $363,750. On this basis, the Company reported at October 31, 2001, an unrealized holding loss on the H Power shares in the amount of $390,000, less the income tax benefit ($132,600) available from net loss carryforwards of approximately $479,000.



         Results of Operations

                  The Company reported a net loss of $18,540 for the three-month period ended October 31, 2001, compared to a net income of $128,394 for the three-month period ended October 31, 2000. The income reported for the period ended October 31, 2000 was attributable primarily to an income tax benefit of $150,960, which resulted from the Company's belief that realization of deferred tax benefits respecting its net operating loss carryforward was more likely than not.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTER ENDED OCTOBER 31, 2001


                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




DATE:                                       DYNAMARK CORPORATION



                                            By:
--------------------------------               --------------------------------
                                                         Allan Rothstein
                                                         President and Director