Form 10-Q
period 2002-01-31
DYNAMARK CORP
filed 2002-03-25
CIK 824846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934




   For quarter ended                           Commission file number
   January 31, 2002                                  33-18218-NY
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                Common Stock outstanding as of January 31, 2002:
                     18,000,000, par value $.0001 per share.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTERLY REPORT FORM 10-Q FOR
                      SIX MONTHS ENDED JANUARY 31, 2002 AND
                 FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1986)
                            THROUGH JANUARY 31, 2002


                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


Item 1. Condensed Financial Statements:


                                                                            Page
                                                                            ----

          Balance Sheet as of January 31,
            2002 and July 31, 2001                                            1

          Statement of Operations and Comprehensive Income (Loss) for
            the Three and Six Months Ended January 31, 2002 and 2001 and
            the Period August 1, 1986 (Date Of Inception) to
            January 31, 2002                                                  2

          Statement of Cash Flows for the Six Months
            Ended January 31, 2002 and 2001 and the
            Period August 1, 1986 (Date Of Inception) to
            January 31, 2002                                                3 - 4

          Notes to Financial Statements                                     5 - 8

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations



                           PART II. OTHER INFORMATION


Signatures                                                                     1

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED BALANCE SHEET

                 JANUARY 31, 2002 (UNAUDITED) AND JULY 31, 2001


                                     ASSETS
                                     ------

                                    January 31,              July 31,
                                        2002                   2001
                                    -----------              --------
                                    (Unaudited)
Current assets
  Cash                                $  3,939               $ 16,019
  Investments                          451,047                881,212
  Prepaid income taxes                     493                     --
                                      --------               --------

                                      $455,479               $897,231
                                      ========               ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
  Accrued expenses                    $ 30,314               $ 15,852
                                      --------               --------

Due to officer                         186,961                183,961
Deferred income tax liability               --                127,925
                                      --------               --------

                                       186,961                311,886
                                      --------               --------

Shareholders' equity
   Preferred stock, $.0001 par
     value; 5,000,000 shares
     authorized, none issued                --                     --
   Common stock, $.0001 par value;
     50,000,000 shares authorized,
     18,000,000 shares issued and
     outstanding                         1,800                  1,800
   Additional paid-in capital          556,751                556,751
   Deficit accumulated during the
     development stage                (533,059)              (486,533)
   Accumulated other comprehensive
     income - unrealized gain on
     securities available for sale,
     net of income taxes               212,712                497,475
                                      --------               --------

                                       238,204                569,493
                                      --------               --------

                                      $455,479               $897,231
                                      ========               ========

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

        CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                                                                                                     Cumulative
                                                                                                                      August 1,
                                                                                                                         1986
                                                                                                                      (Date of
                                                         Three Months Ended               Six Months Ended          Inception) to
                                                             January 31,                     January 31,             January 31,
                                                    ----------------------------    ----------------------------    -------------
                                                        2002            2001           2002             2001            2002
                                                    ------------    ------------    ------------    ------------    ------------
Revenues
   Interest and dividend income                     $        677    $      2,098    $      2,442    $      6,680    $    238,974
   Licensing revenue                                          --              --              --              --           1,469
   Other income                                               --              --              --              --             855
                                                    ------------    ------------    ------------    ------------    ------------

      Total revenues                                         677           2,098           2,442           6,680         241,298
                                                    ------------    ------------    ------------    ------------    ------------

Expenses
   Salaries                                                   --              --              --              --         312,800
   Automobile rental and expenses                             --              --              --              --          28,618
   Professional fees                                      10,608           7,207          22,524          31,368         272,665
   Licensing agreement                                        --              --              --              --          12,707
   Other                                                   2,918           2,917           6,632           5,906         229,217
                                                    ------------    ------------    ------------    ------------    ------------

      Total expenses                                      13,526          10,124          29,156          37,274         856,007
                                                    ------------    ------------    ------------    ------------    ------------

                                                         (12,849)         (8,026)        (26,714)        (30,594)       (614,709)
                                                    ------------    ------------    ------------    ------------    ------------

Losses on investment accounted for under
   the equity method                                          --              --              --              --        (124,388)
Recovery of note receivable                                   --              --              --              --          97,500
                                                    ------------    ------------    ------------    ------------    ------------

                                                              --              --              --              --         (26,888)
                                                    ------------    ------------    ------------    ------------    ------------

      Net loss before income tax benefit (expense)       (12,849)         (8,026)        (26,714)        (30,594)       (641,597)

Income tax benefit (expense)                             (15,137)             --         (19,812)        150,960         108,538
                                                    ------------    ------------    ------------    ------------    ------------

      Net income (loss)                                  (27,986)         (8,026)        (46,526)        120,366        (533,059)

Other comprehensive income (loss) - unrealized
  gain (loss) on marketable securities, net of
  income tax expense (recovery) of $(147,737)
  and $(359,924) for the six months ended
  January 31, 2002 and 2001 and $15,137 and
  $545,857 for the three months ended
  January 31, 2002 and 2001                              (27,363)     (1,059,606)       (284,763)        698,676         212,712
                                                    ------------    ------------    ------------    ------------    ------------

      Comprehensive income (loss)                   $    (55,349)   $ (1,067,632)   $   (331,289)   $    819,042    $   (320,347)
                                                    ============    ============    ============    ============    ============

Basic and diluted earnings per common share         $        --     $         --    $         --    $        .01    $        .03
                                                    ============    ============    ============    ============    ============

Weighted average number of shares outstanding         18,000,000      18,000,000      18,000,000      18,000,000      17,776,132
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

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)





                                                                                                       Cumulative
                                                                                                       August 1,
                                                                                                          1986
                                                                                                        (Date of
                                                                   Six Months Ended                    Inception)
                                                                      January 31,                          To
                                                           ------------------------------              January 31,
                                                              2002                 2001                  2002
                                                           ---------             ---------             ---------
Cash flows from operating activities
  Net income (loss)                                        $ (46,526)            $ 120,366             $(533,059)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities
      Deferred income taxes                                   19,812              (150,960)             (108,538)
      Losses on investment accounted for under
        the equity method                                         --                    --               124,388
      Recovery of note receivable                                 --                    --               (97,500)
      Depreciation and amortization                               --                    --                22,155
      Changes in assets and liabilities
        Prepaid income taxes                                    (493)                   --                  (493)
        Accrued interest                                          --                (4,408)              (24,375)
        Deferred lease costs                                      --                    --                (7,200)
        Accrued expenses                                      14,462                25,702                30,314
        Due to officer                                         3,000                 3,000               186,961
        Other                                                     --                    --                   549
                                                           ---------             ---------             ---------

        Net cash used in operating activities                 (9,745)               (6,300)             (406,798)
                                                           ---------             ---------             ---------



                                   (Continued)

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                        Cumulative
                                                                         August 1,
                                                                           1986
                                                                         (Date of
                                                  Six Months Ended       Inception)
                                                     January 31,           To
                                               ----------------------   January 31,
                                                  2002         2001       2002
                                               ---------    ---------   ---------
Cash flows from investing activities
   Investments and related advances            $  (2,335)   $ 150,000   $(229,810)
   Collection of note receivable                      --           --      97,500
   Acquisition of computer equipment                  --           --     (13,556)
                                               ---------    ---------   ---------

           Net cash provided by (used in)
              investing activities                (2,335)     150,000    (145,866)
                                               ---------    ---------   ---------

Cash flows from financing activities
   Proceeds of sale of common stock pursuant
     to a public offering                             --           --     576,030
   Payments of notes payable, affiliate               --           --     (19,427)
                                               ---------    ---------   ---------

           Net cash provided by financing
              activities                              --           --     556,603
                                               ---------    ---------   ---------

Net increase (decrease) in cash                  (12,080)     143,700       3,939

Cash, beginning of period                         16,019       33,482          --
                                               ---------    ---------   ---------

Cash, end of period                            $   3,939    $ 177,182   $   3,939
                                               =========    =========   =========

Supplemental cash flow disclosures
   Income taxes paid                           $     717    $     135   $  10,338
                                               =========    =========   =========

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




1 - DEVELOPMENT STAGE COMPANY

          The Company, a Delaware corporation, has been in the development stage since its formation on August 1, 1986. It has not generated operating revenues as of January 31, 2002, and no assurance can be given that it will generate operating revenues and earnings in the future.


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



                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Earnings (Loss) Per Common Share

          The Company applies SFAS No. 128, "Earnings per Share", which requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic and diluted EPS has been computed by dividing the loss by the weighted average number of common shares outstanding for the period. During the three months ended January 31, 2002 and 2001, and six months ended January 31, 2002, basic and diluted loss per share was less than $.01. The Company has not issued any dilutive potential common stock since inception.

     Investments

          At January 31, 2002, the Company held 125,000 common shares of H Power Corp., which are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity. Dividend and interest income are recognized when earned.

          At January 31, 2002, the Company held a twelve-month U.S. Treasury bill with a face value that matures in February 2002. This investment is classified as held-to-maturity and is carried at amortized cost. The fair value of the investment approximates its carrying value due to its short maturity.

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



                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




4 - INVESTMENT IN H POWER CORP. (continued)

          On August 10, 2000, H Power Corp. consummated an initial public offering ("IPO"). In July 2000, in connection with the IPO, H Power Corp. authorized a five-for-one split. In addition, in April 2000, certain parties related to the Company agreed to resign from H Power Corp.'s Board of Directors and accept certain restrictions on voting and transferring their shares and seeking proxies. Consequently, the group of related parties and affiliates no longer exercises significant influence over H Power Corp. and, beginning in the quarter ended October 31, 2000, the Company accounted for the investment as available-for-sale marketable equity securities. The unrealized holding (loss) gain on the H Power Corp. shares, which are reflected in other comprehensive income, was $(432,500) and $1,058,600 for the six months ended January 31, 2002 and 2001, respectively. At January 31, 2002, the H Power Corp. shares had a quoted market price of $2.57 per share, for a total investment of $321,250.

5 - INCOME TAXES

          The primary components of the Company's deferred tax assets and liabilities and the related valuation allowances are as follows:

                                                   Six Months Ended January 31,
                                                         2002       2001
                                                       --------   --------
Gross deferred tax assets
  Net operating loss carryforwards                     $162,860   $150,960

Valuation allowance                                      54,322         --
                                                       --------   --------

                                                        108,538    150,960

Gross deferred tax liabilities
  Unrealized gain on investments                        108,538    545,857
                                                       --------   --------

                                                       $    -0-   $394,897
                                                       ========   ========



                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




5 - INCOME TAXES (Continued)

          At January 31, 2002, the Company has net operating loss carryforwards of approximately $479,000, expiring during the years 2004 to 2021, available to reduce future Federal taxable income. The Company believes that realization of part of the deferred tax asset related to its net operating loss carryforward was more likely than not, based on its accumulated unrealized gain on marketable equity securities of $321,250 at January 31, 2002. In 2002, the Company recorded a valuation allowance, partially offsetting the deferred tax asset. The valuation allowance was based on management's estimates and analysis that it was more likely than not that the related deferred tax assets would not be realized.

6 - Related party transactions

          The Company rents its principal office space from its president on a month-to-month basis at $500 per month. Rent expense incurred was $3,000 for each of the six months ended January 31, 2002, 2001 and 2000.

          At January 31, 2002 and 2001, the balance due to officer consists of noninterest-bearing amounts payable to the president of the Company as follows:

                                      2002       2001
                                  --------   --------

               Officer's salary   $125,961   $125,961
               Rent                 61,000     55,000
                                  --------   --------

                                  $186,961   $180,961
                                  ========   ========

          These liabilities have been classified as noncurrent based on the president's intent not to demand payment before February 1, 2003.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         Financial Condition.

                  The Company is a development stage company and has had minimal revenue to date. The Company is relying on existing resources to fund its continuing operation. Additional sources of liquidity are expected to be available from the Company's investment in H Power Corp.'s common shares. During the year ended July 31, 1995, the Company wrote the carrying value of this investment to zero due to H Power Corp.'s continuing losses. On August 10, 2000, H Power Corp. consummated an initial public offering (IPO). In connection with this IPO, H Power Corp. authorized a five to one split, which increased the number of the Company's shares to 125,000. In addition, in April 2000, certain parties related to the Company agreed to resign from H Power Corp's Board of Directors and accept certain restrictions on voting and transferring their shares and seeking proxies. Consequently, the group of related parties and affiliates no longer exercises significant influence over H Power Corp. and, beginning in the quarter ending October 31, 2000, the Company accounted for the investment as available-for sale marketable equity securities. In prior periods the investment was accounted for using the equity method. At January 31, 2002, the H Power Corp. shares had a quoted market price of $2.57 per share, for a total investment of $321,250. On this basis, the Company reported at January 31, 2002, an unrealized holding loss on the H Power shares in the amount of $42,500, less the income tax expense of $15,137.

         Results of Operations

                  The Company reported a net loss of $27,986 for the three-month period ended January 31, 2002, compared to a net loss of $8,026 for the three-month period ended January 31, 2001. The loss reported for the period ended January 31, 2002 was attributable primarily to income tax expense of $15,137, which resulted from a reduction of the expected realization of its net operating loss carryforwards due to the Company's unrealized loss on the H-Power shares.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTER ENDED JANUARY 31, 2002



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




DATE:                                          DYNAMARK CORPORATION



                                               By:
-------------------------                         ------------------------------
                                                   Allan Rothstein
                                                   President and Director