Form 10-Q
period 2002-04-30
DYNAMARK CORP
filed 2002-06-14
CIK 824846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934




For quarter ended                                         Commission file number
April 30, 2002                                                       33-18218-NY
------------------                                        ----------------------


                              DYNAMARK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             13-3376786
--------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


56 Dune Road, Atlantic Beach, New York                            11509
----------------------------------------                  ---------------------
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code               (516) 889-3630
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

         Common Stock outstanding as of April 30, 2002:
           18,000,000, par value $.0001 per share.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                         QUARTERLY REPORT FORM 10-Q FOR
                      NINE MONTHS ENDED APRIL 30, 2002 AND
                 FOR THE PERIOD FROM INCEPTION (AUGUST 1, 1986)
                             THROUGH APRIL 30, 2002


                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


Item 1.         Condensed Financial Statements:
                                                                                         Page
                                                                                         ----

                  Balance Sheet as of April 30,
                    2002 and July 31, 2001                                                 1

                  Statement of Operations and Comprehensive Income
                    (Loss) for the Three and Nine Months Ended
                    April 30, 2002 and 2001 and the Period August 1,
                    1986 (Date Of Inception) to April 30, 2002                             2

                  Statement of Cash Flows for the Nine Months
                    Ended April 30, 2002 and 2001 and the
                    Period August 1, 1986 (Date Of Inception) to
                    April 30, 2002                                                       3 - 4

                  Notes to Financial Statements                                          5 - 8


Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations



                           PART II. OTHER INFORMATION


Signatures                                                                                 1

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED BALANCE SHEET

                  APRIL 30, 2002 (UNAUDITED) AND JULY 31, 2001


                                     ASSETS

                                                                                      April 30,            July 31,
                                                                                        2002                 2001
                                                                                   --------------       --------------
                                                                                    (Unaudited)
Current assets
   Cash                                                                            $      112,140       $       16,019
   Investments                                                                            258,750              881,212
   Prepaid income taxes                                                                       493                -
                                                                                   --------------       --------------

                                                                                   $      371,383       $      897,231
                                                                                   ==============       ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accrued expenses                                                                $       13,007       $       15,852
                                                                                   --------------       --------------

Due to officer                                                                            188,461              183,961
Deferred income tax liability                                                               -                  127,925
                                                                                   --------------       --------------

                                                                                          188,461              311,886
                                                                                   --------------       --------------

Shareholders' equity
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized, none issued                                                                -                    -
   Common stock, $.0001 par value; 50,000,000 shares
     authorized, 18,000,000 shares issued and outstanding                                   1,800                1,800
   Additional paid-in capital                                                             556,751              556,751
   Deficit accumulated during the development stage                                      (563,223)            (486,533)
   Accumulated other comprehensive income - unrealized
     gain on securities available for sale, net of income taxes                           174,587             497,475
                                                                                   --------------       --------------

                                                                                          169,915              569,493
                                                                                   --------------       --------------

                                                                                   $      371,383       $      897,231
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

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

        CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)




                                                                                      Three Months Ended
                                                                                           April 30,
                                                                              ----------------------------------
                                                                                    2002               2001
                                                                              --------------     --------------
Revenues
   Interest and dividend income                                               $          329     $        2,167
   Licensing revenue                                                                   -                  -
   Other income                                                                        -                  -
                                                                              --------------     --------------

           Total revenues                                                                329              2,167
                                                                              --------------     --------------

Expenses
   Salaries                                                                            -                  -
   Automobile rental and expenses                                                      -                  -
   Professional fees                                                                   3,235                798
   Licensing agreement                                                                 -                  -
   Other                                                                               2,883              3,337
                                                                              --------------     --------------

           Total expenses                                                              6,118              4,135
                                                                              --------------     --------------

                                                                                      (5,789)            (1,968)
                                                                              --------------     --------------

Losses on investment accounted for under
   the equity method                                                                   -                  -
Recovery of note receivable                                                            -                  -
                                                                              --------------     --------------

                                                                                       -                  -
                                                                              --------------     --------------

           Net loss before income tax benefit (expense)                               (5,789)            (1,968)

Income tax benefit (expense)                                                         (24,375)             -
                                                                              --------------     --------------

           Net income (loss)                                                         (30,164)            (1,968)

Other comprehensive income (loss) - unrealized gain (loss) on marketable securities, net of income tax expense (recovery)
  of $(172,112) and $(328,950) for the nine months ended April 30,
  2002 and 2001 and $24,375 and $30,974 for the three
  months ended April 30, 2002 and 2001                                               (38,125)           (60,126)
                                                                              --------------     --------------

           Comprehensive income (loss)                                        $      (68,289)    $      (62,094)
                                                                              ==============     ==============

Basic and diluted earnings per common share                                   $        -         $        -
                                                                              ==============     ==============

Weighted average number of shares outstanding                                     18,000,000         18,000,000
                                                                              ==============     ==============

                                                                                                                        Cumulative
                                                                                                                        August 1,
                                                                                                                           1986
                                                                                       Nine Months Ended                 (Date of
                                                                                            April 30,                 Inception) to
                                                                              ----------------------------------        April 30,
                                                                                   2002                2001                 2002
                                                                              --------------     --------------       -------------
Revenues
   Interest and dividend income                                               $        2,771     $        8,848       $     239,303
   Licensing revenue                                                                   -                  -                   1,469
   Other income                                                                        -                  -                     855
                                                                              --------------     --------------       -------------

           Total revenues                                                              2,771              8,848             241,627
                                                                              --------------     --------------       -------------

Expenses
   Salaries                                                                            -                  -                 312,800
   Automobile rental and expenses                                                      -                  -                  28,618
   Professional fees                                                                  25,759             32,166             275,900
   Licensing agreement                                                                 -                  -                  12,707
   Other                                                                               9,515              9,243             232,100
                                                                             ---------------     --------------       -------------

           Total expenses                                                             35,274             41,409             862,125
                                                                              --------------     --------------       -------------

                                                                                     (32,503)           (32,561)           (620,498)
                                                                              --------------     --------------       -------------

Losses on investment accounted for under
   the equity method                                                                   -                  -                (124,388)
Recovery of note receivable                                                            -                  -                  97,500
                                                                              --------------     --------------       -------------

                                                                                       -                  -                 (26,888)
                                                                              --------------     --------------       -------------

           Net loss before income tax benefit (expense)                              (32,503)           (32,561)           (647,386)

Income tax benefit (expense)                                                         (44,187)           150,960              84,163
                                                                              --------------     --------------       -------------

           Net income (loss)                                                         (76,690)           118,399            (563,223)

Other comprehensive income (loss) - unrealized gain (loss) on marketable securities, net of income tax expense (recovery)
  of $(172,112) and $(328,950) for the nine months ended April 30,
  2002 and 2001 and $24,375 and $30,974 for the three
  months ended April 30, 2002 and 2001                                              (322,888)           638,550             174,587
                                                                              --------------     --------------       -------------

           Comprehensive income (loss)                                        $     (399,578)    $      756,949       $    (388,636)
                                                                              ==============     ==============       =============

Basic and diluted earnings per common share                                   $        -         $          .01       $         .03
                                                                              ==============     ==============       =============

Weighted average number of shares outstanding                                     18,000,000         18,000,000          17,779,686
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

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                           Cumulative
                                                                                                           August 1,
                                                                                                              1986
                                                                                                            (Date of
                                                                             Nine Months Ended             Inception)
                                                                                 April 30,                     To
                                                                      ------------------------------       April 30,
                                                                           2002              2001             2002
                                                                      -------------     -------------    --------------
Cash flows from operating activities
   Net income (loss)                                                  $     (76,690)    $     118,399    $     (563,223)
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities
       Deferred income taxes                                                 44,187          (150,960)          (84,163)
       Losses on investment accounted for under
         the equity method                                                    -                 -               124,388
       Recovery of note receivable                                            -                 -               (97,500)
       Depreciation and amortization                                          -                 -                22,155
       Changes in assets and liabilities
         Prepaid income taxes                                                  (493)            -                  (493)
         Accrued interest                                                     -                (5,438)          (24,375)
         Deferred lease costs                                                 -                 -                (7,200)
         Accrued expenses                                                    (2,845)             (647)           13,007
         Due to officer                                                       4,500             4,500           188,461
         Other                                                                -                 -                   549
                                                                      -------------     -------------    --------------

           Net cash used in operating activities                            (31,341)          (34,146)         (428,394)
                                                                      -------------     -------------    --------------





                                   (Continued)

The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                           Cumulative
                                                                                                           August 1,
                                                                                                              1986
                                                                                                            (Date of
                                                                             Nine Months Ended             Inception)
                                                                                 April 30,                     To
                                                                      -------------------------------      April 30,
                                                                           2002              2001             2002
                                                                      -------------     -------------    -------------
Cash flows from investing activities
   Investments and related advances                                   $   127,462       $      25,167    $    (100,013)
   Collection of note receivable                                              -                 -               97,500
   Acquisition of computer equipment                                          -                 -              (13,556)
                                                                      -------------     -------------    -------------

           Net cash provided by (used in)
              investing activities                                        127,462              25,167          (16,069)
                                                                      -------------     -------------    -------------

Cash flows from financing activities
   Proceeds of sale of common stock pursuant
     to a public offering                                                     -                 -              576,030
   Payments of notes payable, affiliate                                       -                 -              (19,427)
                                                                      -------------     -------------    -------------

           Net cash provided by financing
              activities                                                      -                 -              556,603
                                                                      -------------     -------------    -------------

Net increase (decrease) in cash                                            96,121              (8,979)         112,140

Cash, beginning of period                                                  16,019              33,482             -
                                                                      -------------     -------------    -------------

Cash, end of period                                                   $   112,140       $      24,503    $     112,140
                                                                      =============     =============    =============

Supplemental cash flow disclosures
   Income taxes paid                                                  $       761       $         433    $      10,382
                                                                      =============     =============    =============



The accompanying notes are an integral part of these financial statements.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




1 - DEVELOPMENT STAGE COMPANY

          The Company, a Delaware corporation, has been in the development stage since its formation on August 1, 1986. It has not generated operating revenues as of April 30, 2002, and no assurance can be given that it will generate operating revenues and earnings in the future.


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





                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Earnings (Loss) Per Common Share

          The Company applies SFAS No. 128, "Earnings per Share", which requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic and diluted EPS has been computed by dividing the loss by the weighted average number of common shares outstanding for the period. During the three months ended April 30, 2002 and 2001, and nine months ended April 30, 2002, basic and diluted loss per share was less than $.01. The Company has not issued any dilutive potential common stock since inception.

     Investments


          At April 30, 2002, the Company held 125,000 common shares of H Power Corp., which are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity. Dividend and interest income are recognized when earned.

          In February 2002, the Company's U.S. Treasury bill matured. The Company had classified this investment as held to maturity and did not recognize any gain or loss on its disposition.

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



                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




4 - INVESTMENT IN H POWER CORP. (continued)

          On August 10, 2000, H Power Corp. consummated an initial public offering ("IPO"). In July 2000, in connection with the IPO, H Power Corp. authorized a five-for-one split. In addition, in April 2000, certain parties related to the Company agreed to resign from H Power Corp.'s Board of Directors and accept certain restrictions on voting and transferring their shares and seeking proxies. Consequently, the group of related parties and affiliates no longer exercises significant influence over H Power Corp. and, beginning in the quarter ended October 31, 2000, the Company accounted for the investment as available-for-sale marketable equity securities. The unrealized holding (loss) gain on the H Power Corp. shares, which are reflected in other comprehensive income, was $(495,000) and $91,100 for the nine months ended April 30, 2002 and 2001, respectively. At April 30, 2002, the H Power Corp. shares had a quoted market price of $2.07 per share, for a total investment of $258,750.


5 - INCOME TAXES

          The primary components of the Company's deferred tax assets and liabilities and the related valuation allowances are as follows:

                                                     April 30,       July 31,
                                                       2002            2001
                                                   ------------    ------------
          Gross deferred tax assets
            Net operating loss carryforwards       $    162,860    $    162,830

          Valuation allowance                            78,697          34,480
                                                   ------------    ------------

                                                         84,163         128,350

          Gross deferred tax liabilities
            Unrealized gain on investments               84,163         256,275
                                                   ------------    ------------

                                                   $     -0-       $    127,925
                                                   ============    ============



                                   (Continued)

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




5 - INCOME TAXES (Continued)

          At April 30, 2002, the Company has net operating loss carryforwards of approximately $479,000, expiring during the years 2004 to 2021, available to reduce future Federal taxable income. The Company believes that realization of part of the deferred tax asset related to its net operating loss carryforward was more likely than not, based on its accumulated unrealized gain on marketable equity securities of $258,750 at April 30, 2002. In 2002, the Company recorded a valuation allowance, partially offsetting the deferred tax asset. The valuation allowance was based on management's estimates and analysis that it was more likely than not that the related deferred tax assets would not be realized.


6 - RELATED PARTY TRANSACTIONS

          The Company rents its principal office space from its president on a month-to-month basis at $500 per month. Rent expense incurred was $4,500 for each of the nine months ended April 30, 2002 and 2001.

          At April 30, 2002 and July 31, 2001, the balance due to officer consists of noninterest-bearing amounts payable to the president of the Company as follows:

                                                      2002             2001
                                                  ------------     ------------

                   Officer's salary               $    125,961     $    125,961
                   Rent                                 62,500           58,000
                                                  ------------     ------------

                                                  $    188,461     $    183,961
                                                  ============     ============

          These liabilities have been classified as noncurrent based on the president's intent not to demand payment before May 1, 2003.


7 - SUBSEQUENT EVENT

          At May 23, 2002, the H Power Corp. common shares had a quoted market value of $1.29 per share. The Company owns 125,000 common shares of H Power Corp.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         Financial Condition.

                  The Company is a development stage company and has had minimal revenue to date. The Company is relying on existing resources to fund its continuing operation. Additional sources of liquidity are expected to be available from the Company's investment in H Power Corp.'s common shares. During the year ended July 31, 1995, the Company wrote the carrying value of this investment to zero due to H Power Corp.'s continuing losses. On August 10, 2000, H Power Corp. consummated an initial public offering (IPO). In connection with this IPO, H Power Corp. authorized a five to one split, which increased the number of the Company's shares to 125,000. In addition, in April 2000, certain parties related to the Company agreed to resign from H Power Corp's Board of Directors and accept certain restrictions on voting and transferring their shares and seeking proxies. Consequently, the group of related parties and affiliates no longer exercises significant influence over H Power Corp. and, beginning in the quarter ending October 31, 2000, the Company accounted for the investment as available-for sale marketable equity securities. In prior periods the investment was accounted for using the equity method. At April 30, 2002, the H Power Corp. shares had a quoted market price of $2.07 per share, for a total investment of $258,750. On this basis, the Company reported at April 30, 2002, an unrealized holding loss on the H Power shares in the amount of $62,500, less the income tax benefit of $24,375, available from net loss carryforwards of approximately $479,000.



         Results of Operations

                  The Company reported a net loss of $30,164 for the three-month period ended April 30, 2002, compared to a net loss of $1,968 for the three-month period ended April 30, 2001. The loss reported for the period ended April 30, 2002 was attributable primarily to income tax expense of $24,375, which resulted from a reduction of the realization of its net operating loss carryforwards due to the Company's unrealized loss on the H-Power shares.

                              DYNAMARK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          QUARTER ENDED APRIL 30, 2002




                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




DATE:                                      DYNAMARK CORPORATION



                                           By:
----------------------------                  ----------------------------------
                                                   Allan Rothstein
                                                   President and Director